Form 10-Q
period 1995-06-30
LAMCOR INC
filed 1995-08-22
CIK 806549

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to



For Quarter Ended June 30, 1995         Commission File Number 33-10280C

                           LAMCOR, INCORPORATED
          (Exact name of registrant as specified in its charter)

     MINNESOTA                               41-1478017
(State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

P.O. Box 70 Highway 169 North
          LeSueur, MN                             56058
(Address of principal                             (Zip Code)
   executive offices)

Registrant's telephone number,
   including area code                       (612) 665-6658



            Former name, former address and former fiscal year,
                       if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No

1,328,542 Common Shares were outstanding as of August 15, 1995







                           LAMCOR, INCORPORATED


                                 I N D E X


                                                                       Page

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Balance Sheets
            June 30, 1995 (Unaudited) and
            September 30, 1994                                            3

          Statements of Income
            Three months ended June 30, 1995 and 1994
            (Unaudited) and nine months ended June 30,
            1995 and 1994 (Unaudited)                                     4

          Condensed Statements of Cash Flows
            Nine months ended June 30,
            1995 and 1994 (Unaudited)                                     5

          Selected Notes to Condensed Financial
            Statements (Unaudited)                                        6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7 - 8


PART II.  OTHER INFORMATION                                               9








                         Part I.  FINANCIAL INFORMATION
                         Item I.  FINANCIAL STATEMENTS

                              LAMCOR, INCORPORATED

                            CONDENSED BALANCE SHEETS

                                               June 30,  September 30,
          Assets                                1995         1994
                                             (Unaudited)

Cash (including savings)                    $     26,897 $      6,196
Accounts receivable, less allowance
   for uncollectibles of $10,000
   at June 30, 1995 and $10,000
   at September 30, 1994                       1,262,509      793,610
Inventories (Note 2)                           1,084,120    1,064,687
Prepaid expenses and other                        21,626       14,414
Refundable income taxes                            6,500          -
     Total current assets                      2,401,652    1,878,907

Property, plant and equipment - net            2,053,144    1,353,278
Other assets                                      10,831      295,362
                                            $  4,465,627 $  3,527,547

     Liabilities and Stockholders' Equity

Checks issued in excess of bank balance     $      -     $     82,381
Bank lines of credit                             170,000       90,000
Current maturities of long-term debt             120,000      101,500
Capital lease obligations, current                24,369      157,030
Accounts payable                                 784,320      638,983
Other accrued expenses                            92,607       86,110
Income taxes payable                              98,951       29,436
     Total current liabilities                 1,290,247    1,185,440

Long-term debt - net of current
   maturities                                    872,206      837,761
Capital lease obligations, net
   of current maturities                         457,451         -
Deferred income taxes                            125,000       97,000

Stockholders' Equity (Note 3):
  Common stock                                   940,159      940,159
  Notes arising from sale of
    common stock                                 (88,576)          (97,500)
  Retained earnings                              869,140      564,687
                                               1,720,723    1,407,346

                                            $  4,465,627 $   3,527,547

Note: The balance sheet at September 30, 1994 has been taken from the audited financial statements at that date, and condensed.


See Notes to Condensed Financial Statements.

                              LAMCOR, INCORPORATED

                              STATEMENTS OF INCOME
                                  (Unaudited)

                     Three Months Ended June 30,         Nine Months Ended June
30,
                         1995         1994       1995        1994

Net sales            $  1,943,604            $  1,416,807     $  5,442,722   $
3,449,294
Cost of sales           1,402,643               1,043,149        3,956,059
2,476,576
  Gross profit            540,961                 373,658        1,486,663
  972,718

Selling, general and
  administrative expense              313,817                 242,387
  922,637        662,522
Income from operations                227,144                 131,271
  564,026        310,196

Other income (expense):
  Interest income           1,632                   1,926            5,046
    7,155
  Interest expense        (32,867)                (16,274)         (98,419)
  (44,754)
  Other                      -                       -                -
      177
                          (31,235)                (14,348)         (93,373)
  (37,422)

Income before income taxes     195,909            116,923          470,653
  272,774

Income taxes               65,300                  46,000          166,200
  104,500

Net income           $    130,609            $     70,923     $    304,453   $
  168,274


Weighted average common
  shares outstanding    1,325,542               1,325,542        1,325,542
1,324,260


Net income per
  common share       $        .10            $        .05     $        .23   $
      .13


See Notes to Condensed Financial Statements.

                              LAMCOR, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Nine Months Ended June 30,
                                                1995         1994

Cash flows from operating activities:
  Net income                                $    304,453 $    168,274
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                130,348       88,641
    Gain on sale of fixed assets                    -                 (150)
    Deferred income taxes                         21,500       18,000
    Changes in current assets and liabilities:
      Accounts receivable                       (468,899)         (290,557)
      Inventory                                  (19,433)         (508,280)
      Prepaid expenses                            (7,212)           (3,807)
      Refundable income taxes                       -               37,124
      Accounts payable                           145,337      395,415
      Income taxes payable                        69,515       61,982
      Other liabilities and accrued items          6,497       45,753

      Net cash provided by operating activities               182,106
12,395

Cash flows from investing and other activities:
  Purchase of equipment                         (366,604)         (223,048)
  Proceeds from sale of fixed assets                -                  150
  Other - deposits                               158,115      (16,434)
      Net cash used in investing and
        other activities                        (208,489)         (239,332)

Cash flows from financing activities:
  Collections on notes receivable from
    common stock                                   8,924        8,750
  Proceeds from exercise of stock options           -                6,375
  Proceeds from debt borrowings                  182,846      323,000
  Payments on debt and capital lease obligations              (62,305)
(133,912)
  Payments on checks issued in excess of
    bank balance                                 (82,381)             -
      Cash provided by financing activities       47,084      204,213

Net increase (decrease) in cash                   20,701      (22,724)

Cash and savings account:
  Beginning of period                              6,196       89,205

  End of period                             $     26,897 $     66,481



See Notes to Condensed Financial Statements.

                             LAMCOR, INCORPORATED

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Condensed Financial Statements:

     The condensed balance sheet as of June 30, 1995, the statement of operations for the three-month and nine-month periods ended June 30, 1995 and 1994, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 audited financial statements. The results of operations for the period ended June 30, 1995 is not necessarily indicative of the operating results for the full year.

Note 2.  Inventories:

     Inventories consist of the following:

                                            June 30,       September 30,
                                                1995         1994
      Materials                             $    244,771 $    480,394
      Work in process                            462,236      355,094
      Finished goods                             377,113      229,199
        Totals                              $  1,084,120 $  1,064,687

Note 3.  Stockholders' Equity:

     During the nine months ended June 30, 1995, stockholders' equity changed for net income of $304,453 and collections on notes receivable from common stock of $8,924.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS



INTRODUCTION

The Third Quarter of 1995 once again eclipsed all previous sales and earnings records. While the market remained soft, we were not only able to maintain our market position but make small gains as well. Year end sales are now expected to finish 40% to 50% over last year's levels with earnings up 70% to 80%. This would exceed our already aggressive budgeted numbers by an estimated 20%.

Raw material costs, which have the greatest impact on our margins, have stabilized and in some instances have been reduced. We anticipate such stabilization to continue well into fiscal 1996. Sales prices, currently holding steady, are expected to erode slightly until the busy fall season begins.

Production levels should remain steady with certain amounts of time set aside for the sampling and prototyping of several new projects. With our industry so dynamic, it was determined several years ago that a certain percentage of our production time would be allocated towrd the development of unique products. This strategy has paid off and has enabled Lamcor to create and manufacture packaging that rivals even that of our larger competitors.


OPERATIONS

Lamcor sales for the Third Quarter of 1995 were $1,943,604 compared to $1,416,807 for the same period in 1994. Sales were 9% greater than our Second Quarter totals which were also a record. Third Quarter revenues represent an increase of over 37% for the same period last year. Year to date sales total $5,442,722 compared to $3,449,294 in 1994, an improvement exceeding 57%.

Net income was $130,609 compared to $70,923 for the same period one year ago and represents an increase of 84%. Income per share grew from $.05/share in 1994 to $.10/share in 1995. Year to date earnings are $.23/share verus $.13/share for the three comparable quarters in 1994.


CAPITAL

It is not anticipated that large expenditures will be required for capital equipment within the next 3-4 quarters. Although market conditions could change and necessitate some purchases, it is assumed that we will continue to pay down existing equipment debt unless an opportunity would otherwise dictate. This always remains a possibility since many of the projects we are working on could require funds for additional equipment. The timetable for amrket introduction of these products is never certain but we remain ready to act if necessary.

Several projects revolve around the use of our new 36" PDI recloseable pouch machine. It has already shown itself to be a valuable addition and we anticipate more benefits as its presence and capabilities become better known to the market.









      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS (CONTINUED)



INVENTORY

Inventories remained steady and have, in fact, become a lesser percentage of total sales. The addition of a new pouch machine has helped increase turnover of raw stock as well as a continued program of monitoring. A new racking system has been added to reduce material damage and to expedite handling. A second warehouse person has been hired to speed both incoming and outgoing processes.


SALES AND MARKETING

The sales department continues to do an exemplary job. Activity, which had slowed a bit, is now picking up and we look forward to increased momentum as we enter fiscal 1996. The budget for next year will again be an aggressive one but certainly attainable for a staff that has demonstrated an ability to exceed even the loftiest goals.

Our new sales representative has already made several sales and at this point is beyond where we felt he should be. His expertise and aggressiveness will serve us well in the years ahead and his industry reputation is of great value.

Plans call for the addition of another sales representative as soon as our newest salesman has established himself. This could occur as early as the Third Quarter of next year or at such time as we feel our newest member's training period is complete.

Lamcor is pleased to announce an agreement with a Fortune 500 company which will yield approximately $400,000 per year in sales. Not only is the sales amount important but the fact that it is with a large company enhances our reputation within the marketplace. These types of customers serve as entres with other larger concerns which in the past may have been reluctant to buy from a smaller company such as ours.

Our presence at industry trade shows continues to grow. We will have attended six exhibitions by year's end and anticipate a slightly greater presence next year. Although these trade shows are costly they have the advantage of reaching large numbers of potential customers in a short period of time.
Leads are qualified and follow-up calls are made to those with greatest potential.

BUILDING EXPANSION

Lamcor recently exercised an option on six acres of land adjacent to our existing facility. The agreement is a two year option and monies are applicable to the purchase price. Future plans call for the addition of 20-25,000 square feet of warehouse and manufacturing space in calendar year 1996. This would increase our facility size to 45-50,000 square feet and would enable us to service sales of $20MM per year. We took this action because our last expansion utilized all our existing land and we feared the danger of being landlocked if this particular parcel was sold to another party.



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS (CONTINUED)



CONCLUSION

While we continue to strive for improvement we are pleased with our results so far. Sales and earnings are up dramatically and now equal or exceed our industry's average. Our focus continues to be on product improvement while at the same time reducing scrap levels in all areas. Increased supervision is being provided in certain departments which we feel will more than pay for itself. Steps are also being taken to improve customer service and informational flow.

Our future appears to be a bright one. While we all share in the concerns of the slower U.S. economy we will do what is necessary to expand our market position. All employees at Lamcor realize that "ok" is not good enough and that to experience continued success we must provide a product that is better than our competitor's and at a reasonable cost. As shareholders, we hope you are pleased with our results and confident that the steps we are taking are ones that justify your faith in us. We thank you for your participation in this process and promise you our best efforts.






                        PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings

     The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.  Exhibits and Reports on Form 8-K

     (b) No reports on Form 8-K were filed during the nine months ended June 30, 1995.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1995             LAMCOR, INCORPORATED




                              Leo W. Lund