Form 10-Q/A
period 1995-06-30
LAMCOR INC
filed 1995-11-16
CIK 806549

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

For the transition period from  ______________ to  ______________

                                 ______________


For Quarter Ended June 30, 1995             Commission File Number 33-10280C



                              LAMCOR, INCORPORATED
             (Exact name of registrant as specified in its charter)

              MINNESOTA                              41-1478017
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

             P.O. Box 70 Highway 169 North
                      LeSueur, MN                              56058
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (612) 665-6658



              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_  No ___

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



                         Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                              LAMCOR, INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                          June 30,     September 30,
             Assets                                        1995            1994
                                                        (Unaudited)
Cash (including savings)                               $    26,897    $     6,196
Accounts receivable, less allowance for
    uncollectibles of $10,000 at June 30,
    1995 and $10,000 at September 30, 1994               1,262,509        793,610
Inventories (Note 2)                                     1,084,120      1,064,687
Prepaid expenses and other                                  21,626         14,414
Refundable income taxes                                      6,500           --
             Total current assets                        2,401,652      1,878,907

Property, plant and equipment - net                      2,053,144      1,353,278
Other assets                                                10,831        295,362
                                                       $ 4,465,627    $ 3,527,547

        Liabilities and Stockholders' Equity

Checks issued in excess of bank balance                $      --      $    82,381
Bank lines of credit                                       170,000         90,000
Current maturities of long-term debt                       120,000        101,500
Capital lease obligations, current                          24,369        157,030
Accounts payable                                           784,320        638,983
Other accrued expenses                                      92,607         86,110
Income taxes payable                                        98,951         29,436
    Total current liabilities                            1,290,247      1,185,440

Long-term debt - net of current maturities                 872,206        837,761
Capital lease obligations, net of current maturities       457,451           --
Deferred income taxes                                      125,000         97,000

Stockholders' Equity (Note 3):
    Common stock                                           940,159        940,159
    Notes arising from sale of common stock                (88,576)       (97,500)
    Retained earnings                                      869,140        564,687
                                                         1,720,723      1,407,346

                                                       $ 4,465,627    $ 3,527,547



Note: The balance sheet at September 30, 1994 has been taken from the audited financial statements at that date, and condensed.


See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                                  June 30                            June 30
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



See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                      June 30,
                                                                  1995        1994
Cash flows from operating activities:
    Net income                                                 $ 304,453    $ 168,274
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                         130,348       88,641
           Gain on sale of fixed assets                             --           (150)
           Deferred income taxes                                  21,500       18,000
           Changes in current assets and liabilities:
             Accounts receivable                                (468,899)    (290,557)
             Inventory                                           (19,433)    (508,280)
             Prepaid expenses                                     (7,212)      (3,807)
             Refundable income taxes                                --         37,124
             Accounts payable                                    145,337      395,415
             Income taxes payable                                 69,515       61,982
             Other liabilities and accrued items                   6,497       45,753

             Net cash provided by operating activities           182,106       12,395

Cash flows from investing and other activities:
    Purchase of equipment                                       (366,604)    (223,048)
    Proceeds from sale of fixed assets                              --            150
    Other - deposits                                             158,115      (16,434)
             Net cash used in investing and other activities    (208,489)    (239,332)

Cash flows from financing activities:
    Collections on notes receivable from common stock              8,924        8,750
    Proceeds from exercise of stock options                         --          6,375
    Proceeds from debt borrowings                                182,846      323,000
    Payments on debt and capital lease obligations               (62,305)    (133,912)
    Payments on checks issued in excess of bank balance          (82,381)        --
             Cash provided by financing activities                47,084      204,213

Net increase (decrease) in cash                                   20,701      (22,724)

Cash and savings account:
    Beginning of period                                            6,196       89,205

    End of period                                              $  26,897    $  66,481




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

Note 2.       Inventories:

              Inventories consist of the following:


                                  June 30,    September 30,
                                    1995         1994

               Materials         $  244,771   $  480,394
               Work in process      462,236      355,094
               Finished goods       377,113      229,199

                  Totals         $1,084,120   $1,064,687


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



                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1995                 LAMCOR, INCORPORATED




                                       Leo W. Lund
                                       Chairman of the Board and Director