Form 10-K
period 1995-09-30
LAMCOR INC
filed 1995-12-28
CIK 806549

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1995
                          Commission File No. 33-1475C

                               LAMCOR INCORPORATED
             (Exact name of registrant as specified in its charter)

                  Minnesota                                41-1478017
         (State or other jurisdiction          (IRS Employer Identification No.)
      of Incorporation or Organization)

               Highway 169 North, P.O. Box 70, Le Sueur, MN 56058
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (612) 332-1997

           Securities registered pursuant to Section 12(b) of the Act:
                         275,000 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) as filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 1995, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $2,937,501.

1,341,542 shares of Registrant's Common Stock, no par value were outstanding on September 30, 1995, prior to the effectiveness of the latest practicable date.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS

                                                                            Page

PART I

         Item 1.  BUSINESS                                                    4

         Item 2.  PROPERTY                                                    5

         Item 3.  LEGAL PROCEEDINGS                                           6

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS                                6

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                           EQUITY AND RELATED STOCKHOLDER
                           MATTERS                                            6

         Item 6.  SELECTED FINANCIAL DATA                                     7

         Item 7.  MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                          7

         Item 8.  FINANCIAL STATEMENTS AND
                           SUPPLEMENTARY DATA                                 8

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE                               8

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT                                     9

         Item 11. EXECUTIVE COMPENSATION                                     10

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT                  10

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS                                      11

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K                 11


                                     PART I

Item 1. - BUSINESS

General

         Lamcor Incorporated, formerly Laminations Incorporated was formed in July, 1983 as the successor company to Film Converting Services, Inc. The name was changed in September, 1986 to Lamcor Incorporated.

         There are two basic processes that take place in the plant of the company. First the roll of plastic film is laminated with another roll of film to give it strength. The other is to apply a heat seal coating to the basic material to act as a sealant, and is called a coated roll. This resulting roll is either used in the next process, or sold to others as is. The laminated rolls are sold to the meat industry, to other food packagers, and as a generic product. The coated rolls are sold to snack food makers, to specialty food manufacturers, and as a generic product. The product sales mix is about 10% laminated rolls, 20% coated rolls, and 70% pouches, and are sold to wide variety of customers. The company has been able in the past to keep the employees employed full time as a result, since it can sell this basic laminated roll to any number of customers.

         The other process takes the laminated roll of plastic film, folds it over, and makes a pouch. This machine seals the pouch on three sides, cuts it to the desired length, and is able to make the folded over roll wide enough to make two pouches at the same time. These are sold in standard sizes, and some to customers specifications.

         The pouch that comes from this process is then used for packaging products. The customer takes the pouch, inserts the product, removes the air from the pouch, and seals the fourth side. This removal of air causes the plastic pouch to collapse around the product and the result is the package found in most stores. Some processors do this by machine, but most pack the product in the pouch by hand. The FDA has set standards for this type of plastic film pouch for food products. The company meets these standards. The FDA standards are met by the suppliers of the basic material; the company relies on these written representations and its own testing to ensure that the FDA standards are met.

         The company has machinery that will enable it to custom make pouches for various customers in different thicknesses and sizes.

         The advent of microwave cooking has brought new demands to the requirements for plastic packaging of food. Microwave cooking requires that the food be packaged in plastic that will also be used in cooking not just in the storage of the food. The cooking of the food has brought more stringent requirements from the FDA for plastic packaging. The company complies with the FDA requirements, and so far has been able to fully comply. Along with the more stringent requirements has come a vastly expanded market.

         The convenience of microwave cooking is a market that has barely been tapped at this time. The company feels that the market for microwave cooking will greatly expand in the next few years, and the company wants to be in position to exploit its portion of that market; the plastic packaging of the convenience foods. The pouch that the company makes is in many ways the ideal vehicle to package the microwave foods, and, in fact, the company has several customers that use its pouch at this time in microwave foods, such as entrees and snack foods. About 30% of the production of the products of the company at this time is used for microwave foods.


Major Customers

         Reference is made to Note 9 to the financial statements with regard to customers from which the company derived more than 10% of its sales.

Patents and Trademarks

         The Company has no patents on any of its products, however there is a patent pending on a vacuum seal for its plastic bags.


Employees

         As of September 30, 1995, the Company had 38 full time employees, of which nine are in management and twenty nine are in production.


Item 2. - PROPERTY

Facilities

         The Company purchased its manufacturing and office facilities for $340,000 in March, 1991. The Company expanded the plant in 1994, adding an additional 9,500 square feet to bring the size of the plant to 23,000 square feet, at a cost of $210,000. The sales offices were moved from leased space in Edina, Minnesota to expanded space at the plant. The Company added an additional 1,200 square feet at a cost of $100,000 for the new offices.

Item 3. - LEGAL PROCEEDINGS

         None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

         None.



                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock has been actively traded principally in the Minneapolis over-the-counter market since March 1, 1987. As of September 30, 1995, the following brokerage firms were making a market in the Company's common stock: R.J. Steichen & Co. Corp., Van Clemons Co.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the local over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                 Price Per Share
                                                 High         Low

Fiscal year 1995
         First Quarter (October 1, 1994
           through December 31, 1994)          $   3.50    $   3.00

         Second Quarter (January 1, 1995
           through March 31, 1995)             $   2.50    $   1.75

         Third Quarter (April 1, 1995
           through June 30, 1995)              $   3.37    $   3.00

         Fourth Quarter (July 1, 1995
          through September 30, 1995)          $   3.75    $   3.00


         On September 30, 1995 the high closing bid and low asked prices of the Company's common stock were $3.00 and $3.75 per share, respectively. On September 30, 1995 there were 183 holders of record.


Item 6. - SELECTED FINANCIAL DATA

                                            Fiscal Years Ended September 30,
                                            --------------------------------
                                1995         1994         1993            1992         1991
                             ----------   ----------   ----------      ----------   ----------
Income Statement Data
   Net Sales                 $7,158,636   $4,817,411   $3,682,870      $3,190,502   $2,223,107
   Income (loss) before
   extraordinary item        $  358,795   $  176,918   $  127,450      $  192,288   $   47,622
   Net Income (loss)         $  358,795   $  176,918   $  127,450      $  192,288   $   57,622

Per Share Data
   Income (loss) before
   extraordinary item        $      .22   $      .12   $      .09      $      .16   $      .04
   Net Income (loss)         $      .22   $      .12   $      .09      $      .16   $      .05
   Cash dividends                  --           --           --              --           --

                                                     As of September 30,
                                                     -------------------
                                1995         1994         1993            1992         1991
                             ----------   ----------   ----------      ----------   ----------

Balance Sheet Data
   Total Assets              $4,164,080   $3,527,547   $2,374,724      $1,936,955   $1,675,124
   Long-term debt, net
   of current portion        $  852,093   $  837,761   $  589,561      $  316,042   $  328,581



Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Profitability was achieved for a sixth consecutive year. Net income was double that of 1994, and was aided, in part, by stability in raw material markets. Management feels that this will be a continuing trend with only moderate increases in fixed costs.

         Net sales for 1995 were $7,158,636, up from $4,817,411 in 1994,
$3,682,870 in 1993. This reflected an increase of 49% in one year and almost double in the last 4 years. Net income was $358,795, compared to $176,918 in 1994, an increase of 103%. Per share income was $.22 per share, as opposed to $.12 in 1994. All income was from operations.

         Cost of goods sold for 1995 was $5,194,981, compared to $3,542,411 in 1994 and $2,762,358 in 1993. Gross profit was $1,963,655 in 1995 compared to
$1,275,000 in 1994 and $920,512 in 1993. Selling and administrative expense for 1995, 1994 and 1993 were $1,244,694, $936,587 and $693,781 respectively. During the course of the year financing was procured to provide capital for building expansion and for new machinery for production. Assets increased from $3,527,547 in 1994 to $4,164,080 in 1995. Long term debt increased from $837,761 in 1994 to $1,277,799, primarily due to building expansion and capital lease obligation.

         Capital expenditures this year included the delivery of a new P.D.I. pouch machine capable of making large recloseable pouches. Full utilization was only recent, and there are orders employing its capabilities.

         Ten new offices were completed in the second quarter of 1995. For the past several years the Company has maintained a sales office in Edina, Minnesota, and the lease term ended in 1995. Management determined that the sales operations would be enhanced by a move to the manufacturing headquarters in LeSuer. This put all operations under one roof, at a lower cost, and enhanced communications between sales and production

         The company funded $15,200 in 1994 and $18,000 in 1995 to the 401(k) plan. Nearly all of the employees contributed to the plan, and management feels that it adds stability to the work force.

         The company is planning another major expansion to the plant to double its size for manufacturing and warehouse space and to purchase a six color impression printing press in 1996. All printing of the plastic bags has been done by others to this time. The increased volume of sales, and the added space with the new addition to the plant will enable the company to do the printing in its own facility. Management feels that the printing will enable the company to control the timing of the printing, its quality, and enhance profits.

         Inflation has not had a significant effect on the company, and the company has budgeted 1996 based on moderate economic growth. The only significant variable has been the volatile price of the film purchased as a raw material.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

    Name              Age             Position

Leo Lund              64       Chairman of the Board

Toby Jensen           43       President

David Stewart         55       Director

Sue Jones             41       Director

Christopher Elliott   38       Director


         The directors of the company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

         LEO LUND, Chairman of the Board and Secretary, age 64. Mr. Lund is an accountant, and was a partner in the firm of Lund & Associates, P.A. from 1955 to 1992, which provided accounting services. Mr. Lund sold his interest in the accounting firm in 1992, and is now semi retired. He serves as a board member of several corporations, which are not registered corporations. Mr. Lund devotes less than 5% of his time to the company.

         TOBY JENSEN, President, age 43. Mr. Jensen has a degree from the University of Minnesota, and has been in management and sales with 2 flexible packaging companies for the past 17 years. He has been the President of the Company since 1988.

         DAVID STEWART, Director, age 55. Mr. Stewart is the President of Paragon Enterprises, Inc. a real estate development company.

         SUE JONES, Director, age 41. Ms Jones was the Vice President and General Manager of Strout Plastics, Inc., for 13 years until 1994. She is now an independent sales representative in the flexible packaging industry.

         CHRISTOPHER ELLIOTT, Director, age 38. Mr. Elliott is an attorney and has practiced with the firm Christoffel, Elliott and Albrecht since 1989.

Item 11. - EXECUTIVE COMPENSATION.

         The following table sets forth the cash compensation for services rendered in all capacities to the company during the company's fiscal year ended September 30, 1995, as paid by the company to each executive officer whose cash compensation exceeded $60,000 and to all executive officers as a group:

Name                                Capacity         Cash Compensation

Toby Jensen                         President              $ 93,799

All executive officers
as a group                                                  $121,499


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 1,341,542 shares of the company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this report, owns of record, or is known by the company to own beneficially, more than five percent of the company's common stock, and the officers and directors of the company.


                                           Number Of        Percent Of
Name of Beneficial Owner                    Shares            Shares

Leo Lund                                    145,075           10.8%

Tanana, Inc.                                122,300            9.1%

Kathy Young                                 103,230            7.6%

Christopher Elliott                         156,000           11.6%

Toby Jensen                                  45,000            3.3%

Sue Jones                                     5,000            0.3%

David Stewart                                11,300            0.8%

All executive officers and
directors as a group
(5 individuals)                             362,375           27.0%

Does not take into account any unexecuted warrants or options.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See notes 6, 8, 9 & 11 to Financial Statement.

                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the year ended September 30, 1994, 1993 and 1992.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

                  Independent Auditors Report on Schedules
                  Schedule V - Property, Plant and Equipment
                  Schedule VI - Accumulated Depreciation, Depletion,
                    and Amortization of Property, Plant and
                    Equipment
                  Schedule IX - Short-term borrowings

         All other schedules are omitted because they are not required or not applicable or the information is shown in the consolidated financial statements or notes thereto.

         (c)  No report was filed on Form 8-K.

         (d)  There are no exhibits.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 22,1995



                                            LAMCOR, INC.




                                            by____________________________
                                                     Leo W. Lund




                              LAMCOR, INCORPORATED


                                FINANCIAL REPORT

                        SEPTEMBER 30, 1995, 1994 AND 1993



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Lamcor, Incorporated
LeSueur, Minnesota


         We have audited the accompanying balance sheets of Lamcor, Incorporated as of September 30, 1995 and 1994, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lamcor, Incorporated as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


                         /s/ HOUSE, NEZERKA & FROELICH, P.A.


November 20, 1995




                              LAMCOR, INCORPORATED

                                 BALANCE SHEETS
                           September 30, 1995 and 1994


             ASSETS                                                                  1995           1994
                                                                                  -----------    -----------
CURRENT ASSETS:
    Cash and savings account                                                      $    62,872    $     6,196
    Trade accounts receivable, less allowance for
        doubtful accounts of $10,000 (Notes 4, 5 and 9)                             1,046,302        793,610
    Inventories (Notes 2, 4 and 5)                                                    986,438      1,064,687
    Prepaid expenses and other                                                         14,498         14,414
    Deferred tax assets (Note 10)                                                      12,615           --
                                                                                  -----------    -----------
             Total current assets                                                   2,122,725      1,878,907

OTHER ASSETS (Note 3)                                                                   4,158        295,362

PROPERTY, EQUIPMENT AND IMPROVEMENTS, at cost
        (Notes 4, 5 and 6):
    Land                                                                               20,000         20,000
    Building and improvements                                                         753,862        602,418
    Manufacturing equipment                                                         1,981,743      1,313,585
    Office equipment and other                                                        128,165         88,133
                                                                                  -----------    -----------
                                                                                    2,883,770      2,024,136
    Less accumulated depreciation                                                     846,573        670,858
                                                                                  -----------    -----------
                                                                                    2,037,197      1,353,278
                                                                                  -----------    -----------

                                                                                  $ 4,164,080    $ 3,527,547
                                                                                  ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks issued in excess of bank balance                                       $      --      $    82,381
    Bank lines of credit (Note 4)                                                        --           90,000
    Current maturities of long-term debt (Note 5)                                      97,000        101,500
    Current maturities of capital lease obligations (Note 6)                           57,103        157,030
    Accounts payable                                                                  503,645        638,983
    Accrued expenses (Note 11)                                                        144,569         86,110
    Income taxes payable (Note 10)                                                    128,206         29,436
                                                                                  -----------    -----------
             Total current liabilities                                                930,523      1,185,440

LONG-TERM DEBT, less current maturities (Note 5)                                      852,093        837,761

CAPITAL LEASE OBLIGATIONS, less current maturities (Note 6)                           425,706           --

DEFERRED INCOME TAXES (Note 10)                                                       145,900         97,000

STOCKHOLDERS' EQUITY (Notes 7 and 8):
    Undesignated shares; authorized 5,000,000 shares; none issued Common stock, no par value; authorized 5,000,000 shares;
        outstanding shares 1995 1,341,542; 1994 1,328,542                             952,809        940,159
    Notes receivable arising from the sale of common stock                            (66,433)       (97,500)
    Retained earnings                                                                 923,482        564,687
                                                                                  -----------    -----------
                                                                                    1,809,858      1,407,346
                                                                                  -----------    -----------
                                                                                  $ 4,164,080    $ 3,527,547
                                                                                  ===========    ===========


See Notes to Financial Statements.



                              LAMCOR, INCORPORATED

                              STATEMENTS OF INCOME
                  Years Ended September 30, 1995, 1994 and 1993


                                                  1995           1994           1993
                                              -----------    -----------    -----------
Net sales (Note 9)                            $ 7,158,636    $ 4,817,411    $ 3,682,870
Cost of goods sold                              5,194,981      3,542,411      2,762,358
                                              -----------    -----------    -----------
             Gross profit                       1,963,655      1,275,000        920,512

Selling, general and administrative expense     1,244,694        936,587        693,781
                                              -----------    -----------    -----------
             Operating income                     718,961        338,413        226,731

Other income (expense):
    Interest income                                 5,181          8,996          8,054
    Interest expense                             (139,247)       (66,141)       (50,135)
    Other                                            --              150          3,500
                                              -----------    -----------    -----------
                                                 (134,066)       (56,995)       (38,581)
                                              -----------    -----------    -----------

             Income before income taxes           584,895        281,418        188,150

Income taxes (Note 10)                            226,100        104,500         60,700
                                              -----------    -----------    -----------

             Net income                       $   358,795    $   176,918    $   127,450
                                              ===========    ===========    ===========


Earning per common share:
    Primary                                   $       .22    $       .12    $       .09
                                              ===========    ===========    ===========
    Fully diluted                             $       .21    $       .12    $       .09
                                              ===========    ===========    ===========

Shares used in computing earnings per
  common equivalent shares:
    Primary                                     1,615,101      1,448,315      1,363,168
                                              ===========    ===========    ===========

    Fully diluted                               1,713,000      1,451,483      1,370,214
                                              ===========    ===========    ===========



See Notes to Financial Statements.




                              LAMCOR, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended September 30, 1995, 1994 and 1993


                                                                         Notes Receivable
                                                     Common Stock            From Sale of      Retained
                                                Shares          Amount      Common Stock        Earnings         Total
                                                ------          ------      ------------        --------         -----

Balance, September 30, 1992                     1,285,542     $  894,034      $  (79,750)     $  260,319     $ 1,074,603
    Stock issued for notes receivable/options      30,000         37,500         (36,250)          -               1,250
    Proceeds from notes receivable                  -              -               8,500           -               8,500
    Net income                                      -              -               -             127,450         127,450
                                              -----------     ----------      ----------      ----------     -----------

Balance, September 30, 1993                     1,315,542        931,534        (107,500)        387,769       1,211,803
    Stock issued for options                       13,000          8,625           -               -               8,625
    Proceeds from notes receivable                  -              -              10,000           -              10,000
    Net income                                      -              -               -             176,918         176,918
                                              -----------     ----------      ----------      ----------     -----------

Balance, September 30, 1994                     1,328,542        940,159         (97,500)        564,687       1,407,346
    Stock issued for options/compensation           3,000          5,150           -               -               5,150
    Interest on note receivable                     -              -              (7,683)          -              (7,683)
    Proceeds from notes receivable                  -              -              46,250           -              46,250
    Stock issued for notes receivable/options      10,000          7,500          (7,500)          -               -
    Net income                                      -              -               -             358,795         358,795
                                              -----------     ----------      ----------      ----------     -----------

Balance, September 30, 1995                     1,341,542     $  952,809      $  (66,433)     $  923,482     $ 1,809,858
                                              ===========     ==========      ==========      ==========     ===========



See Notes to Financial Statements.


                              LAMCOR, INCORPORATED

                            STATEMENTS OF CASH FLOWS
                  Years Ended September 30, 1995, 1994 and 1993


                                                                      1995                 1994                 1993
                                                                --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $      358,795       $      176,918       $      127,450
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                               176,179              125,120              103,556
           Deferred income taxes                                        36,285               42,000               22,000
           Stock exchanged for compensation                              2,150                -                    -
           Changes in assets and liabilities:
             Trade accounts receivable                                (252,692)            (181,959)            (166,652)
             Inventories                                                78,249             (628,786)              63,084
             Prepaid expenses and other                                 (7,767)              (1,317)              (4,967)
             Refundable income taxes                                     -                   37,124              (37,124)
             Accounts payable                                         (135,338)             269,482               51,388
             Accrued expenses                                           58,459               22,275                3,638
             Income taxes payable                                       98,770               29,436              (75,000)
                                                                --------------       --------------       --------------
        Net cash provided by (used in) operating activities           413,090             (109,707)              87,373

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (214,923)            (294,491)            (431,814)
    Other deposits                                                      (1,777)            (134,493)              (3,309)
                                                                --------------       --------------       --------------
        Net cash used in investing activities                         (216,700)            (428,984)            (435,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                              1,000,000              545,000               85,000
    Principal payments on short-term borrowings                     (1,090,000)            (455,000)             (85,000)
    Principal payments on long-term debt and capital lease           (136,583)             (85,766)             (99,478)
    Proceeds from long-term debt                                       120,000              350,442              398,020
    Collections on note receivable from common stock                    46,250               10,000                8,500
    Proceeds from exercise of stock options                              3,000                8,625                1,250
    Checks issued in excess of bank balance                              -                   82,381                -
    Payments on checks issued in excess of bank balance                (82,381)               -                    -
                                                                --------------       --------------       --------------
        Net cash provided by (used in) financing activities          (139,714)             455,682              308,292
                                                                --------------       --------------       --------------

        Net increase (decrease) in cash and savings account             56,676              (83,009)             (39,458)

Cash and savings account:
    Beginning                                                            6,196               89,205              128,663
                                                                --------------       --------------       --------------
    Ending                                                      $       62,872       $        6,196       $       89,205
                                                                ==============       ==============       ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligation for equipment/deposit              $      353,040       $      157,030       $        -
                                                                ==============       ==============       ==============
    Equipment deposit used for purchase of equipment            $      291,673       $        -           $       60,000
                                                                ==============       ==============       ==============
    Stock issued for notes receivable                           $        7,500       $        -           $       36,250
                                                                ==============       ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $      140,019       $       61,346       $       50,540
                                                                ==============       ==============       ==============
    Cash paid for income taxes                                  $       91,045       $       15,621       $      150,824
                                                                ==============       ==============       ==============
    Cash refunded for income taxes                              $        -           $       19,681       $        -
                                                                ==============       ==============       ==============



See Notes to Financial Statements.



                              LAMCOR, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                  Years Ended September 30, 1995, 1994 and 1993


Note 1.       Nature of Business and Significant Accounting Policies:

              Nature of business:

              The Company is engaged in the business of laminating plastic and manufacturing of plastic pouches used in the food and medical industries with sales throughout the United States.

              A summary of the Company's significant accounting policies follows:

              Inventories:

              Inventories are stated at the lower of cost (using standard costs for work in progress and finished goods) or market, computed on a basis which approximates the first-in, first-out (FIFO) method.

              Property, equipment and improvements:

              Property, equipment and improvements are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

                                                             Years
                 Building and improvements                    3-40
                 Manufacturing equipment                      5-15
                 Office equipment and other                    3-5

              Depreciation on property, equipment and improvements was $175,715, $124,805 and $103,556 for the years ended September 30, 1995, 1994 and 1993, respectively.

              For income tax reporting purposes, other lives and methods are used; deferred income taxes are provided for these differences.

              Income taxes:

              Effective October 1, 1993, the Company began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (see Note 10). Deferred tax assets and liabilities are recognized for the future consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

              Earnings per share:

              Earnings per share has been determined by dividing net income by the weighted average common shares outstanding during each period plus the effect of common shares contingently issuable, primarily from stock options as computed using the modified treasury stock method.

              Estimates and assumptions:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.       Inventories:

              The components of inventory are as follows:

                                                             1995       1994
                                                         --------   --------
                  Raw materials                          $246,576 $  480,394
                  Work in progress                        416,504    355,094
                  Finished goods                          323,358    229,199
                                                         --------   --------
                                                         $986,438  $1,064,687
                                                         ========   ========


Note 3.       Other Assets:

                                                             1995       1994
                                                         --------   --------
                  Building lease deposit                 $   --     $    844
                  Equipment deposits                          277    291,673
                  Refinancing costs, less accumulated
                     amortization 1995 $928; 1994 $464      2,381      2,845
                  Land deposit                              1,500       --
                                                         --------   --------
                                                         $  4,158   $295,362
                                                         ========   ========


Note 4.       Bank Line of Credit:

              The Company has two revolving lines of credit with a bank in the maximum amount of $300,000 and $90,000 which expire September 26, 1998 and October 10, 1995, respectively. Interest is payable at 1.5% over the bank's reference rate which was 8.75% at September 30, 1995. The notes are payable on demand and are collateralized by receivables, inventory and equipment.


Note 5.       Long-Term Debt:

                                                                                          1995                 1994
                                                                                     --------------       --------------
              Mortgage payable - bank, due in monthly installments of $3,285 including interest at 1.75% over the bank's reference rate which was 8.75% at September 30, 1995, balance due December 6,
                 2000, collateralized
                 by building and land                                                $      384,772       $      392,360

              Notes payable, due in monthly installments including interest from either 8.5% to 9.6% or 1% to 1.75% over the bank's reference rate which was 8.75% at September 30, 1995, balances are due from October 5, 1995 to September 15, 2001, collateralized
                 by accounts receivable, inventory and equipment                            564,321              546,901
                                                                                     --------------       --------------
                                                                                            949,093              939,261
              Less current maturities                                                        97,000              101,500
                                                                                     --------------       --------------
                                                                                     $      852,093       $      837,761
                                                                                     ==============       ==============


              Maturities for the next five years on long-term debt outstanding at September 30, 1995 are as follows:

          Year Ending September 30
                   1996          $ 97,000
                   1997            94,883
                   1998           102,389
                   1999           103,781
                   2000           169,057
                  After           381,983
                                 --------
                                 $949,093

Note 6.       Leases:

              On August 11, 1994, the Company entered into a capital lease agreement with a financing company to acquire $489,920 of equipment. The financing company advanced the manufacturer $157,030 for which the Company was directly obligated as of September 30, 1994. Payments totaling $332,890 were made by the financing company during the 1995 year. The lease began on May 1, 1995 and calls for 84 monthly payments of $8,147 including interest at 10.33%.

              On January 17, 1995, the Company entered into a capital lease agreement to purchase a truck for $18,884. The lease requires 48 monthly payments of $400 including interest at 9.75%.

              The Company also entered into a capital lease agreement to purchase a computer for $4,304 which began on April 30, 1995 and requires 36 monthly payments of $130.

              The following is a schedule by year of the future minimum lease payments due under capital leases together with the present value of the net minimum lease payments:

                  Year Ended September 30:
                  1996                                                $104,125
                  1997                                                 104,125
                  1998                                                 103,345
                  1999                                                  99,360
                  2000                                                  97,763
                  After 2000                                           154,791
                                                                      --------
                  Total minimum lease payments                         663,509
                  Less amount representing interest                    180,700
                                                                      --------
                  Present value of minimum lease payments              482,809
                  Less current obligation under capital lease           57,103
                                                                      --------
                  Non-current obligation under capital lease          $425,706
                                                                      ========

              Cost and accumulated amortization of leased assets are as follows:

                                                1995                 1994
                                            --------------       ----------
                 Cost                       $      513,108       $        -
                 Accumulated amortization           23,290                -
                                            --------------       ----------
                                            $      489,818       $        -
                                            ==============       ==========


              Amortization of assets under capital leases is included in depreciation expense and was $23,290 for the year ended September 30, 1995.

              The Company rented space for a Minneapolis sales office under an operating lease which commenced June 1, 1990 and expired May 31, 1995. Rent expense under all operating leases was $16,488, $14,810 and $12,962 for the years ended September 30, 1995, 1994 and 1993, respectively.


Note 7.       Stock Options:

              The Company has reserved shares of common stock for issuance to key employees and stockholders under incentive stock option and purchase plans. Options are exercisable on a graduated scale and/or expire based on the individual terms of the option agreements. The options are exercisable at prices ranging from $ .50 to $2.00 per share. Other pertinent information related to the plan is as follows:

                                                                                      September 30
                                                                --------------------------------------------------------
                                                                     1995                 1994                 1993
                                                                --------------       --------------       --------------
              Under option, beginning of year                          598,000              576,000              455,000
                 Granted                                                 5,000               45,000              156,000
                 Terminated and cancelled                                -                  (10,000)              (5,000)
                 Exercised                                             (13,000)             (13,000)             (30,000)
                                                                --------------       --------------       --------------
              Under option, end of year                                590,000              598,000              576,000
                                                                ==============       ==============       ==============

              Options exercisible, end of year                         505,000              484,000              496,000
                                                                ==============       ==============       ==============

              The options exercised during the years ended September 30, 1995, 1994 and 1993 were at an average price of $.81, $.66 and $1.25 per share, respectively.


Note 8.       Notes Receivable Arising From the Sale of Common Stock:

                                                                                          1995                 1994
                                                                                     --------------       ---------
              Notes receivable from exercise of options for
                 the Company's common stock -
                 Due December 1, 1994, including interest at 2% over prime           $        -           $        5,000
                 Due April 1, 1996, including interest at 6%                                 58,933               51,250
                 Due August 2, 1996, including interest at 6%                                 7,500                -
                 Due in quarterly installments of $1,250 through
                    April 1995, balance due July 1, 1995                                      -                   41,250
                                                                                     --------------       --------------
                                                                                     $       66,433       $       97,500
                                                                                     ==============       ==============

              Issued shares are being held by the Company as collateral for the above notes pending payment of the amounts due.


Note 9.       Major Customers:

              The Company derived more than 10% of its net sales from the following unaffiliated customers and had receivable balances from those customers in the amounts of:

                                                                Year Ended September 30
                                                                -----------------------
                                          1995                           1994                            1993
                              ---------------------------     --------------------------      --------------------------
              Customer            Sales       Receivable         Sales        Receivable         Sales        Receivable
              --------        -----------     -----------     ----------      ----------      ----------     -----------
                 A            $     *         $     *         $  528,983      $   68,804      $  475,858     $    75,660
                 B                942,035          87,299          *               *               *               *


               * The net sales to customers A and B were less than 10% of the total net sales for the period indicated.


Note 10.      Income Taxes:

              Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of Statement 109 changes the Company's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method, the Company recorded the tax effects of timing differences between financial reporting and taxable income. As explained in
              Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. The cumulative effect relating to the adoption of Statement No. 109 was not significant.

              The income tax components are as follows:

                                                                                   Year Ended September 30
                                                                                   -----------------------
                                                                     1995                 1994                 1993
                                                                --------------       --------------       --------------
              Currently payable:
                 Federal                                        $      165,815       $       51,700       $       31,000
                 State                                                  24,000               10,800                7,700
                                                                --------------       --------------       --------------
                                                                       189,815               62,500               38,700
              Deferred income taxes                                     36,285               42,000               22,000
                                                                --------------       --------------       --------------
                                                                $      226,100       $      104,500       $       60,700
                                                                ==============       ==============       ==============

              Net deferred tax liabilities consist of the following:

                                                                     1995                 1994
                                                                --------------       -------------
                 Deferred tax liabilities:
                    Depreciation                                $      145,900       $      97,000

                 Deferred tax assets:
                    Allowance for doubtful accounts                      3,400                -
                    Vacation accrual                                     4,018                -
                    Inventory capitalization                             5,197                -
                                                                --------------       ----------
                                                                        12,615                -
                                                                --------------       ----------

                                                                $      133,285       $       97,000
                                                                ==============       ==============


              Differences between income tax expense and the amount computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

                                                          1995        1994        1993
                                                        --------   ---------    --------
              Statutory rate applied to income at 34%   $198,900   $  95,700    $ 64,000
              Incremental tax brackets                      --        13,000      (7,300)
              State taxes, net of federal tax benefit     18,100      10,500       7,000
              Other                                        9,100     (14,700)     (3,000)
                                                        --------   ---------    --------
                                                        $226,100   $ 104,500    $ 60,700
                                                        ========   =========    ========


Note 11.      Other Accrued Expenses:

              Other accrued expenses consist of the following:

                                                                                          1995                 1994
                                                                                     --------------       --------------
                 Accrued wages and related expenses                                  $       42,820       $       29,037
                 Accrued commissions                                                         46,189               27,166
                 Accrued profit sharing                                                      18,000                -
                 Payable to chairman                                                         29,680               22,240
                 Other                                                                        7,880                7,667
                                                                                     --------------       --------------
                                                                                     $      144,569       $       86,110
                                                                                     ==============       ==============


Note 12.      Profit Sharing Plan:

              During the year ended September 30, 1993, the Company implemented a profit sharing plan under Section 401(k) of the Internal Revenue Code for all eligible employees. The Plan provides that Company contributions are at the discretion of the Board of Directors. In addition, participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. Company contributions for the years ended September 30, 1995, 1994 and 1993 were $18,000, $15,300 and $0, respectively.





                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




Board of Directors and Shareholders
Lamcor, Incorporated
LeSueur, Minnesota


         Our audits of the financial statements of Lamcor, Incorporated included schedules V, VI and IX contained herein, for the years ended September 30, 1995, 1994 and 1993.

         In our opinion, such schedules present fairly the information required to be set forth therein in conformity with generally accepted accounting principles.


                         HOUSE, NEZERKA & FROELICH, P.A.



Bloomington, Minnesota
November 20, 1995




                              LAMCOR, INCORPORATED

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

COL. A                                          COL. B          COL. C          COL. D          COL. E          COL. F

                                              Balance at                                         Other          Balance
                                               Beginning       Additions                       Changes -        at End
Classifications                                of Period        at Cost       Retirements     Add (Deduct)     of Period
Year ended September 30, 1995
    Land                                      $    20,000     $    -          $    -          $    -         $    20,000
    Building and improvements                     602,418        151,444           -               -             753,862
    Manufacturing equipment                     1,313,585        668,158           -               -           1,981,743
    Office equipment and other                     88,133         40,032           -               -             128,165
                                              -----------     ----------      ----------      ----------     -----------
                                              $ 2,024,136     $  859,634      $    -          $    -         $ 2,883,770
                                              ===========     ==========      ==========      ==========     ===========

Year ended September 30, 1994
    Land                                      $    20,000     $    -          $    -          $    -         $    20,000
    Building and improvements                     390,638        211,780           -               -             602,418
    Manufacturing equipment                     1,246,594         66,991           -               -           1,313,585
    Office equipment                               72,969         15,720             556           -              88,133
                                              -----------     ----------      ----------      ----------     -----------
                                              $ 1,730,201     $  294,491      $      556      $    -         $ 2,024,136
                                              ===========     ==========      ==========      ==========     ===========

Year ended September 30, 1993
    Land                                      $    20,000     $    -          $    -          $    -         $    20,000
    Building and improvements                     363,135         27,503           -               -             390,638
    Manufacturing equipment                       824,467        422,127           -               -           1,246,594
    Office equipment                               30,785         42,184           -               -              72,969
                                              -----------     ----------      ----------      ----------     -----------
                                              $ 1,238,387     $  491,814      $    -          $    -         $ 1,730,201
                                              ===========     ==========      ==========      ==========     ===========


Depreciation and amortization of building, equipment and improvements are provided on the straight-line method over the following estimated useful lives of the assets:

                                                    Years
             Building and improvements               3-40
             Manufacturing equipment                 5-15
             Office equipment and other               3-5


                              LAMCOR, INCORPORATED

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT


COL. A                                          COL. B          COL. C          COL. D          COL. E          COL. F

                                                              Additions
                                              Balance at      Charged to                       Other          Balance
                                              Beginning       Costs and                       Changes -        at End
Description                                   of Period       Expense         Retirement    Add (Deduct)      of Period

Year ended September 30, 1995
    Land                                      $     -         $    -          $    -          $    -         $     -
    Building and improvements                      60,036         21,960           -               -              81,996
    Manufacturing equipment                       574,165        136,013           -               -             710,178
    Office equipment and other                     36,657         17,742           -               -              54,399
                                              -----------     ----------      ----------      ----------     -----------
                                              $   670,858     $  175,715      $    -          $    -         $   846,573
                                              ===========     ==========      ==========      ==========     ===========


Year ended September 30, 1994
    Land                                      $     -         $    -          $    -          $    -         $     -
    Building and improvements                      40,522         19,514           -               -              60,036
    Manufacturing equipment                       480,938         93,227           -               -             574,165
    Office equipment                               25,149         12,064             556           -              36,657
                                              -----------     ----------      ----------      ----------     -----------
                                              $   546,609     $  124,805      $      556      $    -         $   670,858
                                              ===========     ==========      ==========      ==========     ===========


Year ended September 30, 1993
    Land                                      $     -         $    -          $    -          $    -         $     -
    Building and improvements                      27,306         13,216           -               -              40,522
    Manufacturing equipment                       397,532         83,406           -               -             480,938
    Office equipment                               18,215          6,934           -               -              25,149
                                              -----------     ----------      ----------      ----------     -----------
                                              $   443,053     $  103,556      $    -          $    -         $   546,609
                                              ===========     ==========      ==========      ==========     ===========





                              LAMCOR, INCORPORATED

                       SCHEDULE IX - SHORT-TERM BORROWINGS



COL. A                                          COL. B          COL. C          COL. D          COL. E          COL. F

                                                                                Maximum         Average        Weighted
                                                               Weighted         Amount          Amount          Average
                                                Balance         Average       Outstanding     Outstanding    Interest Rate
Period and Category of                          at End         Interest         During        During the      During the
Short-Term Borrowings                          of Period         Rate         the Period      Period (5)      Period (6)
---------------------                         -----------     ----------      ----------      ----------     -----------
Year ended September 30, 1995
    Bank line of credit (1)                   $     -              10.5%      $  300,000      $  130,534          10.3%
    Bank line of credit (2)                         -              -               -               -              -


Year ended September 30, 1994
    Bank line of credit (1)                   $    90,000          9.25%      $  185,000      $   47,530           5.5%


Year ended September 30, 1993
    Bank line of credit (3)                   $     -               7.0%      $   35,000      $    7,000           7.0%
    Bank line of credit (4)                         -               -                -             -              -



(1) Note payable to bank under a revolving line of credit borrowing arrangement which expires September 26, 1998. Collateralized by receivables, inventory and equipment.

(2) Note payable to bank under a revolving line of credit borrowing arrangement which expires October 10, 1995. Collateralized by receivables, inventory and equipment.

(3) Note payable to bank under a revolving line of credit borrowing arrangement which expires November 3, 1994. Collateralized by receivables, inventory and equipment.

(4) Note payable to bank dated September 28, 1993 under a revolving line of credit borrowing arrangement which expires December 28, 1998. Collateralized by receivables, inventory and equipment.

(5)  Total of daily outstanding principal balances divided by days in the year.

(6)  Actual interest divided by the average amount outstanding.