Form 10-Q
period 1995-12-31
LAMCOR INC
filed 1996-02-15
CIK 806549

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________



For Quarter Ended  December 31, 1995         Commission File Number   33-10280C

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

1,341,542 Common Shares were outstanding as of February 15, 1995



                              LAMCOR, INCORPORATED


                                    I N D E X


                                                                          Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

                  Condensed Balance Sheets
                     December 31, 1995 (Unaudited) and
                        September 30, 1995                                  3

                  Statements of Income
                     Three months ended December 31,
                        1995 and 1994 (Unaudited)                           4

                  Condensed Statements of Cash Flows
                     Three months ended December 31,
                        1995 and 1994 (Unaudited)                           5

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                 6

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7 - 8


PART II.     OTHER INFORMATION                                              9




                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                              LAMCOR, INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                        December 31,   September 30,
             Assets                                        1995            1995
                                                        -----------    -----------
                                                        (Unaudited)

Cash (including savings)                                $    21,066    $    62,872
Accounts receivable, less allowance for
    uncollectibles of $10,000 at December 31,
    1995 and $10,000 at September 30, 1995                1,073,824      1,046,302
Inventories (Note 2)                                      1,372,867        986,438
Prepaid expenses and other                                   26,217         14,498
Deferred income taxes                                        13,500         12,615
                                                        -----------    -----------
             Total current assets                         2,507,474      2,122,725

Property, plant and equipment - net                       1,995,887      2,037,197
Other assets                                                  4,620          4,158
                                                        -----------    -----------
                                                        $ 4,507,981    $ 4,164,080
                                                        ===========    ===========


        Liabilities and Stockholders' Equity

Checks issued in excess of bank balance                 $   136,088    $      --
Bank lines of credit                                         70,000           --
Current maturities of long-term debt                         97,000         97,000
Accounts payable                                            694,511        503,645
Other accrued expenses                                       87,660        144,569
Income taxes payable                                         66,818        128,206
Current maturities of capital lease obligation               57,103         57,103
                                                        -----------    -----------
             Total current liabilities                    1,209,180        930,523

Long-term debt - net of current maturities                  835,249        852,093
Capital lease obligations - net of current maturities       399,136        425,706
Deferred income taxes                                       160,000        145,900

Stockholders' Equity (Note 3):
    Common stock                                            952,809        952,809
    Notes arising from sale of common stock                 (58,932)       (66,433)
    Retained earnings                                     1,010,539        923,482
                                                        -----------    -----------
                                                          1,904,416      1,809,858
                                                        -----------    -----------

                                                        $ 4,507,981    $ 4,164,080
                                                        ===========    ===========


Note: The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date, and condensed.

See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          December 31,
                                                                  --------------------------
                                                                      1995           1994
                                                                  -----------    -----------
Net sales                                                         $ 1,770,907    $ 1,714,086
Cost of sales                                                       1,235,615      1,269,432
                                                                  -----------    -----------
             Gross profit                                             535,292        444,654

Selling, general and administrative expense                           335,004        310,270
                                                                  -----------    -----------
             Income from operations                                   200,288        134,384
                                                                  -----------    -----------

Other income (expense):
    Interest income                                                     2,664          1,591
    Interest expense                                                  (35,680)       (31,398)
                                                                  -----------    -----------
                                                                      (33,016)       (29,807)
                                                                  -----------    -----------

             Income before income taxes                               167,272        104,577

Income taxes                                                           80,215         47,500
                                                                  -----------    -----------

             Net income                                           $    87,057    $    57,077
                                                                  ===========    ===========


Earnings per common share:
    Primary                                                       $       .05    $       .04
                                                                  ===========    ===========
    Fully diluted                                                 $       .05    $       .04
                                                                  ===========    ===========

Shares used in computing earnings per common equivalent shares:
    Primary                                                         1,708,689      1,328,542
                                                                  ===========    ===========
    Fully diluted                                                   1,712,133      1,328,542
                                                                  ===========    ===========



See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        December 31,
                                                                   ----------------------
                                                                     1995         1994
                                                                   ---------    ---------
Cash flows from operating activities:
    Net income                                                     $  87,057    $  57,077
    Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                              54,041       37,731
           Changes in current assets and liabilities:
             Accounts receivable                                     (27,522)    (134,566)
             Inventory                                              (386,429)     150,430
             Prepaid expenses                                        (11,719)      (3,623)
             Accounts payable                                        190,866      (91,494)
             Other liabilities and accrued items                     (56,909)     (10,188)
             Accrued income taxes                                    (61,388)      20,635
             Deferred income taxes                                    13,215       (3,500)
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities    (198,788)      22,502

Cash flows from investing and other activities:
    Purchase of equipment                                            (12,615)     (52,360)
    Other - deposits                                                    (578)     (15,970)
                                                                   ---------    ---------
             Net cash used in investing and other activities         (13,193)     (68,330)

Cash flows from financing activities:
    Proceeds from debt borrowings                                     70,000       90,000
    Payments on debt                                                 (43,414)     (25,447)
    Collections on notes receivable from common stock                  7,501        6,250
    Payment of checks issued in excess of bank balance                  --        (82,381)
    Checks issued in excess of bank balance                          136,088       63,009
                                                                   ---------    ---------
             Cash provided by financing activities                   170,175       51,431
                                                                   ---------    ---------

             Net increase (decrease) in cash                         (41,806)       5,603

Cash and savings account:
    Beginning of period                                               62,872        6,196
                                                                   ---------    ---------

    End of period                                                  $  21,066    $  11,799
                                                                   =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

Capital lease obligation for equipment deposit                                  $ 120,793
                                                                                =========
Equipment deposit used for purchase of equipment                                $ 126,068
                                                                                =========


See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of December 31, 1995, the statement of operations for the three-month periods ended December 31, 1995 and 1994, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 audited financial statements. The results of operations for the period ended December 31, 1995 is not necessarily indicative of the operating results for the full year.

Note 2.  Inventories:

         Inventories consist of the following:

                                          December 31,     September 30,
                                              1995             1995
                                           ----------       ----------
            Materials                      $  230,332       $  246,576
            Work in process                   627,666          416,504
            Finished goods                    514,869          323,358
                                           ----------       ----------

               Totals                      $1,372,867       $  986,438
                                           ==========       ==========


Note 3.  Stockholders' Equity:

         During the three months ended December 31, 1995, stockholders' equity changed for net income of $87,057 and collections on notes receivable from common stock of $7,501.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS





INTRODUCTION

The First Quarter was solid and on budget. Despite some general overall softness in demand, we were able to maintain our market position while at the same time increasing our margins. Although greater profit margins are generally not a by-product of lessened demand, our success is, in part, due to our continued emphasis on value added products coupled with current stablilization in raw material costs. While the flat economy bears watching, we remain confident that the "FED" will respond with lower interest rates if and when appropriate. Customer inventory levels are being more closely monitored and have been found to be slightly higher than the past two quarters. We, in turn, are accelerating our efforts in new product development in order to maintain our aggressive growth levels until such time as market demand increases.

Several new projects in both the food and medical market are nearing completion and are close to being introduced. Their market potential is at this time unknown but initial interest is strong. The introduction of our new Savor-Loc(TM) (patent pending) coffee pouch has been well received and promises big savings for the industry as a whole. In addition, we are a major sponsor of the International Coffee Show which will take place in April, 1996.


OPERATIONS

Lamcor sales for the First Quarter of 1996 were $1,770,907 compared to $1,714,086 for the same period in 1995. While sales were up a modest 3%, it was nevertheless anticipated and exceeds our First Quarter budget of $1,725,000.

Net income was $87,057 compared to $57,077 for the same period one year ago and represents an increase of over 52%. Income per share grew from .04/share in 1994 to .05/share in 1995. For purposes of computing earning per share, the number of common stock equivalents was larger in the First Quarter of 1996 compared to the First Quarter 1995.


INVENTORY

Inventories have increased and are the result of decreased demand. Steps have been taken that will result in a better ratio by the second or third quarter. This is an area we closely monitor since it represents a significant part of our capital investment. Care must be taken that adequate supplies are on hand however, since rush orders tend to rise as our customers begin to allow their inventories to decline. There are many occasions when an order is placed with a manufacturer because they have the raw materials on hand. We remain cognizant of this possibility and generally error on the side of having slightly more inventory rather than less.


CAPITAL EXPANSION

At the time of this report, Lamcor is preparing to issue a stock offering which is being made available to all shareholders. This offering will allow our current shareholders the right to purchase one share for every four held. Any shares not purchased initially will be made available to shareholders without limitation. A full prospectus with all details is expected to be mailed in mid-February.

The capital raised from this issue will be used to create an in-house printing facility. To accomplish this task, a 25,000 square foot building addition will be constructed which will house a six or eight color central impression printing press. We are taking this step for several reasons: currently over 40% of our products are printed; the cost associated with current "toll" printing will cash flow the new operation comfortably; we will have much greater control over quality as well as control over the enormous scrap generally experi enced with outside printers; the savings in freight shuttling materials back and forth will save over $20,000 annually; and currently there are many potential customers who are reluctant to engage in business with us since we currently do not control all steps of production. It is our hope that ground breaking can take place as early as April 1996. Bids for the building have been taken, reviewed, and have been found within expectations. We look forward with great anticipation to this expansion and are confident that the results will more than justify our investment.


SALES AND MARKETING

The Sales and Marketing department continues to focus on value added products. They enjoy a close relationship with production personnel who, with them, develop products which are linked with market demand. While time is spent on totally unique products, care is taken that their development will result in a usable and salable product. As a small company, we generally do not have the luxury of creating products that have little chance of finding a home in the marketplace. As mentioned previously, several projects are being coordinated with some already in testing. More information will be forthcoming as we near product introduction.

In an internal move, Tim LaBonte, our Marketing Manager, was promoted to the newly created position of Vice President of Sales and Marketing. Tim's expertise is in the custom products area and he will play an instrumental role in our expansion plans. In addition, he will begin expanding our Manufacturer's Representative Network, increasing by three times the current number.

We continue to be represented at numerous trade shows across the country. More than eight shows will be attended during the upcoming year. Product coverage includes gourmet coffee, fancy foods, cheese, seafood and other specialty areas. Attendance at these shows increases awareness of our company and its products.


CONCLUSION

While accepting the fact that the market has been less than robust, we will continue to follow our aggressive plan. Bottom line results continue to be our overriding goal and we feel we can achieve these through a combination of aggressive marketing and new product development. The expansion of our customer base is a main priority and will be aided by the addition of a printing press.

In-house incentives are being offered to our production staff with the full realization that profits can be increased from within as well as from outside our organization. Gratifying results are being registered in scrap reduction while at the same time production rates have increased. This can be attributed to a production team that understands the need and importance of internal control and what part it plays in our success.

We once again promise only our best efforts. As in the past, we will continue to move forward doing whatever is necessary to reach our goals. The support of you, our shareholders, is greatly appreciated and we hope to provide many more years of continued success. To this end, we remain firmly dedicated.



                           PART II. OTHER INFORMATION




Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended December 31, 1995.




                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 15, 1996                  LAMCOR, INCORPORATED




                                          Leo W. Lund
                                          Chairman of the Board and Director