Form 10-Q
period 1996-03-31
LAMCOR INC
filed 1996-05-13
CIK 806549

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1996
                               ---------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________



For Quarter Ended March 31, 1996                Commission File Number 33-10280C
                  --------------                                       ---------

                              LAMCOR, INCORPORATED
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                           41-1478017
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    P.O. Box 70 Highway 169 North
           LeSueur, MN                                           56058
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (612) 665-6658



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

1,356,542 Common Shares were outstanding as of May 15, 1996


                              LAMCOR, INCORPORATED


                                    I N D E X


                                                                       Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

                  Condensed Balance Sheets
                     March 31, 1996 (Unaudited) and
                        September 30, 1995                              3

                  Statements of Income
                     Three months ended March 31, 1996 and
                        1995 (Unaudited) and six months ended
                        March 31, 1996 and 1995 (Unaudited)             4

                  Condensed Statements of Cash Flows
                     Six months ended March 31,
                        1996 and 1995 (Unaudited)                       5

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                             6

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations       7 - 9


PART II.     OTHER INFORMATION                                         10


                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                              LAMCOR, INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                         March 31,   September 30,
             Assets                                        1996           1995
                                                       -----------    -----------
                                                       (Unaudited)
Cash (including savings)                               $    77,263    $    62,872
Accounts receivable, less allowance for
    uncollectibles of $10,000 at March 31,
    1996 and $10,000 at September 30, 1995               1,211,546      1,046,302
Inventories (Note 2)                                     1,298,643        986,438
Prepaid expenses and other                                  29,568         14,498
Deferred income taxes                                       13,900         12,615
                                                       -----------    -----------
             Total current assets                        2,630,920      2,122,725

Property, plant and equipment - net                      1,956,033      2,037,197
Other assets                                                 4,504          4,158
                                                       -----------    -----------
                                                       $ 4,591,457    $ 4,164,080
                                                       ===========    ===========


        Liabilities and Stockholders' Equity

Checks issued in excess of bank balance                $   120,485    $        --
Current maturities of long-term debt                        97,000         97,000
Accounts payable                                           721,565        503,645
Other accrued expenses                                     111,182        144,569
Income taxes payable                                        51,743        128,206
Current maturities of capital lease obligations             57,103         57,103
                                                       -----------    -----------
             Total current liabilities                   1,159,078        930,523

Long-term debt - net of current maturities                 809,404        852,093
Capital lease obligations, net of current maturities       386,065        425,706
Deferred income taxes                                      173,100        145,900

Stockholders' Equity (Note 3):
    Common stock                                         1,018,590        952,809
    Notes arising from sale of common stock                (66,433)       (66,433)
    Retained earnings                                    1,111,653        923,482
                                                       -----------    -----------
                                                         2,063,810      1,809,858
                                                       -----------    -----------

                                                       $ 4,591,457    $ 4,164,080
                                                       ===========    ===========



Note: The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date, and condensed.


See Notes to Condensed Financial Statements.




                              LAMCOR, INCORPORATED

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                 March 31                      March 31
                                                       --------------------------    --------------------------
                                                          1996           1995           1996           1995
                                                       -----------    -----------    -----------    -----------
Net sales                                              $ 2,000,918    $ 1,785,032    $ 3,771,825    $ 3,499,118
Cost of sales                                            1,409,897      1,283,984      2,645,512      2,553,416
                                                       -----------    -----------    -----------    -----------
             Gross profit                                  591,021        501,048      1,126,313        945,702

Selling, general and administrative expense                368,073        298,550        703,077        608,820
                                                       -----------    -----------    -----------    -----------
             Income from operations                        222,948        202,498        423,236        336,882
                                                       -----------    -----------    -----------    -----------

Other income (expense):
    Interest income                                          1,083          1,823          3,747          3,414
    Interest expense                                       (38,132)       (34,154)       (73,812)       (65,552)
                                                       -----------    -----------    -----------    -----------
                                                           (37,049)       (32,331)       (70,065)       (62,138)
                                                       -----------    -----------    -----------    -----------

             Income before income taxes                    185,899        170,167        353,171        274,744

Income taxes                                                84,800         53,400        165,000        100,900
                                                       -----------    -----------    -----------    -----------

             Net income                                $   101,099    $   116,767    $   188,171    $   173,844
                                                       ===========    ===========    ===========    ===========


Earnings per common share (see Note 3
   regarding shares used to compute
   earnings per share):
    Primary                                            $       .06    $       .09    $       .11    $       .13
                                                       ===========    ===========    ===========    ===========
    Fully diluted                                      $       .06    $       .09    $       .11    $       .13
                                                       ===========    ===========    ===========    ===========

Shares used in computing earnings per
  common equivalent shares:
    Primary                                              1,741,951      1,328,542      1,741,951      1,328,542
                                                       ===========    ===========    ===========    ===========
    Fully diluted                                        1,741,951      1,328,542      1,741,951      1,328,542
                                                       ===========    ===========    ===========    ===========



See Notes to Condensed Financial Statements.


                              LAMCOR, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                March 31,
                                                        ----------------------
                                                            1996         1995
                                                        ---------    ---------
Cash flows from operating activities:
    Net income                                           $ 188,171    $ 173,844
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                   107,850       75,362
           Deferred income taxes                            25,915        6,500
           Changes in current assets and liabilities:
             Accounts receivable                          (165,244)    (263,878)
             Inventory                                    (312,205)     (46,480)
             Prepaid expenses                              (15,070)      (8,959)
             Accounts payable                              217,920      (40,787)
             Income taxes payable                          (76,463)      35,075
             Other liabilities and accrued items           (33,387)       9,510
                                                         ---------    ---------

             Net cash used in operating activities         (62,513)     (59,813)

Cash flows from investing and other activities:
    Purchase of equipment                                  (26,686)     (83,203)
    Other - deposits                                          (346)     (75,469)
                                                         ---------    ---------
             Net cash used in investing activities         (27,032)    (158,672)

Cash flows from financing activities:
    Proceeds from debt borrowings                               --      242,846
    Payments on debt                                       (82,330)     (53,494)
    Collections on notes receivable from common stock           --        8,924
    Proceeds from exercise of stock options                 12,500           --
    Proceeds from stockholder rights offering               53,281           --
    Payment of checks issued in excess of bank balance          --      (82,381)
    Checks issued in excess of bank balance                120,485      110,701
                                                         ---------    ---------
             Cash provided by financing activities         103,936      226,596
                                                         ---------    ---------

             Net increase in cash                           14,391        8,111

Cash and savings account:
    Beginning of period                                     62,872        6,196
                                                         ---------    ---------

    End of period                                        $  77,263    $  14,307
                                                         =========    =========



See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of March 31, 1996, the statement of operations for the three-month and six-month periods ended March 31, 1996 and 1995, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 audited financial statements. The results of operations for the period ended March 31, 1996 is not necessarily indica tive of the operating results for the full year.


Note 2.       Inventories:

              Inventories consist of the following:

                                             March 31,         September 30,
                                               1996                 1995

                 Materials                $      111,293       $      246,576
                 Work in process                 636,090              416,504
                 Finished goods                  551,260              323,358
                                          --------------       --------------

                    Totals                $    1,298,643       $      986,438
                                          ==============       ==============


Note 3.       Stockholders' Equity:

              During the six months ended March 31, 1996, stockholders' equity changed for net income of $188,171, the exercising of stock options of $12,500 and the stockholder rights offering of $53,281.

              Common stock equivalent shares used to compute earnings per share have also increased as stock market prices have risen in excess of exercise prices. If 1,741,951 shares had been used to compute earnings per share for all periods presented, per share earnings would have been $.06 and $.07 for the three months ended March 31, 1996 and 1995, respectively, and $.11 and $.10 for the six months ended March 31, 1996 and 1995, respectively.

              The Company's effective tax rate has increased as more income is taxed at the maximum tax rates and as deferred income taxes are being increased accordingly.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


INTRODUCTION

The Second Quarter of 1995 produced the largest sales levels in our company's history. This success occurred despite having experienced one of the more severe and lengthy winters on record, which at times created logistic problems on our production floor.

Net income would have approached record levels had it not been for two occurrences: 1) a retroactive insurance surcharge which was tied to our record sales increase in 1995 and 2) an $11,000 give back which was the result of a customer's bankruptcy. In this instance, we were forced to return the above amount since it had been remitted to us within ninety days of their bankruptcy filing. Although we have written off the total amount, our company attorneys continue to work on a settlement. We are confident that a portion of these monies will be returned to us.

We continue to be excited about two projects currently underway. Both are in the medical field. One project is being developed with one of the dominant participants in their field and the other is in conjunction with a major Fortune 500 company. We are confident that at least one of the two will yield results not later than the fourth quarter of this year.

The raw material market continues to be a mixed bag. While some substrates are dropping in price, others continue to hover at historical highs. As a group, their average actually produces levels which are manageable. Unless a round of inflation would develop, we anticipate steady or slightly decreasing costs in raw materials over the next two quarters.


OPERATIONS

Lamcor sales for the Second Quarter of 1996 were $2,000,918 compared to $1,785,032 for the same period in 1995. This represents an increase of over 11% finding us, at this time, over our year-to-date projected budget. Half year sales are $3,771,825 compared to $3,499,118 in 1995.

Net income was $101,099 compared to $116,767 in 1995 and $75,369 in 1994 for the same period. As stated earlier, profits were less than expected due to the aforementioned occurrences.


INTERNATIONAL COFFEE SHOW

As mentioned in last quarter's report, Lamcor was the official Platinum Sponsor of the 1996 International Coffee Exposition. Approximately 6,500 attendees were at the Minneapolis Convention Center where Lamcor had a booth and exhibit. Traffic at our site was extremely heavy with great interest being expressed in our Savor-Loc(TM) pouch. In addition, Lamcor sponsored a Saturday evening gala at the Minnesota History Museum. This get-together was well attended and gave us an additional opportunity to promote our products. Somewhat coincidentally, it was during this week when we were issued a patent number from the United States Patent Office for our Savor-Loc(TM) System. This provides a stepping stone which will further enhance our position in the coffee and fancy food markets.


RIGHTS OFFERING

On March 1, 1996, a prospectors and rights offering was sent to shareholders of record. Shareholders were allowed to purchase one share for every four shares owned.

Due to unexpectedly low subscription levels, it was decided by the Board of Directors to extend the closing date until June 15, 1996. It is hoped that this extension will generate additional funds needed for our capital expansion.

The capital raised from this offering is earmarked for a building addition which will house a new printing press. Our strategic plan requires these additions if we are to present ourselves as a fully integrated manufacturer.


INVENTORY

Inventories have remained steady and are in line with projected sales. Raw materials are brought in on an as needed basis with some kept in reserve for emergency use. Much of the inventory cost is work in progress since an order (from material procurement to shipping) may take as long as three months. In addition, we have agreements with several customers to keep stock on the floor. Close watch is kept on inventory amounts but we continue to carry slightly more than required due to opportunities that arise because we have raw stock on hand and can respond quickly.


SALES AND MARKETING

Our sales and marketing group continue to be aggressive in its pursuit of new markets as well as servicing our core group of clients. We have been most gratified that after being given a chance, we are presented with more opportunities to increase our presence with these existing accounts.

Our biggest challenge is in creating more overall awareness of our company in the market place. To this end, we continue to search out more representations, particularly in those areas that we don't cover on a direct basis. At the current time, we are in discussion with several groups that have expressed an interest in representing our products.

In addition to the Specialty Coffee Show, we have attended the Boston Sea Food Show, the Midwestern Meat Exposition, the International Poultry Convention, and a National Training Seminar in Chicago. Furthermore, we have increased our advertising budget in an effort to increase Lamcor's exposure.

The concept of "partnering" is being explored and investigated. This involved forming alliances with other related companies, generally larger, where a mutually beneficial relationship can be created between the two. In a typical scenario, a supplier may provide sales leads in return for us using their products if a sale is made. This concept has traditionally been developed between larger companies but is finding its way amongst smaller entities as well. A medium size order has already been taken utilizing this type of alliance.


CONCLUSION

Activity at Lamcor has increased markedly within the past several weeks. The winter doldrums appear to be behind us and new customer inquiries are on the rise. It has been known for some time that actions in the market precede a rise in sales orders. Quotations and sales calls have increased to such a point that a sales assistant has been hired to organize the various sales functions. This in turn frees up our sales representatives to make additional sales calls and follow-ups. Accordingly, greater efficiency will enable us to reach the aggressive goals established at the beginning of our fiscal year.

As always, we remain firmly committed to growth and profitability. The team assembled at Lamcor is one of the best to be found and their dedication is, I believe, second to none. Together they pursue a singular focus that benefits not only themselves, but our trusted shareholders as well.

Thank you for your support . . .


                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

             The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

Item 6.      Exhibits and Reports on Form 8-K

             Exhibit 27 - Financial Data Schedule

   (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1996               LAMCOR, INCORPORATED




                                   Leo W. Lund
                                   Chairman of the Board and Director