Form 10-Q
period 1996-06-30
LAMCOR INC
filed 1996-08-16
CIK 806549

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________



For Quarter Ended June 30, 1996                 Commission File Number 33-10280C

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __ X __ No ___

1,356,542 Common Shares were outstanding as of August 15, 1996



                              LAMCOR, INCORPORATED


                                    I N D E X


                                                                            Page

PART I.   FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Condensed Balance Sheets
                     June 30, 1996 (Unaudited) and
                        September 30, 1995                                  3

                  Statements of Income
                     Three months ended June 30, 1996 and
                        1995 (Unaudited) and nine months ended
                        June 30, 1996 and 1995 (Unaudited)                  4

                  Condensed Statements of Cash Flows
                     Nine months ended June 30,
                        1996 and 1995 (Unaudited)                           5

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                 6

   Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7 - 9


PART II.          OTHER INFORMATION                                        10





                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                              LAMCOR, INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                           June 30,        September 30,
             Assets                                          1996              1995
                                                        --------------       ---------
                                                          (Unaudited)
Cash (including savings)                                  $   159,468       $    62,872
Accounts receivable, less allowance for
    uncollectibles of $10,000 at June 30,
    1996 and $10,000 at September 30, 1995                  1,237,044         1,046,302
Inventories (Note 2)                                        1,362,446           986,438
Prepaid expenses and other                                     31,765            14,498
Deferred income taxes                                          14,000            12,615
                                                          -----------       -----------
             Total current assets                           2,804,723         2,122,725

Property, plant and equipment - net                         2,009,540         2,037,197
Other assets                                                    4,709             4,158
                                                          -----------       -----------
                                                          $ 4,818,972       $ 4,164,080
                                                          ===========       ===========


        Liabilities and Stockholders' Equity

Checks issued in excess of bank balance                   $   101,465       $      --
Current maturities of long-term debt                           97,000            97,000
Accounts payable                                              878,834           503,645
Other accrued expenses                                        120,524           144,569
Income taxes payable                                           91,943           128,206
Current maturities of capital lease obligations                57,103            57,103
                                                          -----------       -----------
             Total current liabilities                      1,346,869           930,523

Long-term debt - net of current maturities                    786,081           852,093
Capital lease obligations, net of current maturities          372,539           425,706
Deferred income taxes                                         187,500           145,900

Stockholders' Equity (Note 3):
    Common stock                                              965,309           952,809
    Notes arising from sale of common stock                   (66,433)          (66,433)
    Retained earnings                                       1,227,107           923,482
                                                          -----------       -----------
                                                            2,125,983         1,809,858
                                                          -----------       -----------

                                                          $ 4,818,972       $ 4,164,080
                                                          ===========       ===========



Note: The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date, and condensed.


See Notes to Condensed Financial Statements.



                              LAMCOR, INCORPORATED

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                                  June 30                            June 30
                                                       -----------------------------       -----------------------------
                                                           1996              1995              1996              1995
                                                       -----------       -----------       -----------       -----------

Net sales                                              $ 2,175,435       $ 1,943,603       $ 5,947,260       $ 5,442,721
Cost of sales                                            1,566,265         1,402,642         4,211,776         3,956,058
                                                       -----------       -----------       -----------       -----------
             Gross profit                                  609,170           540,960         1,735,484         1,486,663

Selling, general and administrative expense                359,567           313,816         1,062,644           922,633
                                                       -----------       -----------       -----------       -----------
             Income from operations                        249,603           227,144           672,840           564,030
                                                       -----------       -----------       -----------       -----------

Other income (expense):
    Interest income                                          2,332             1,632             6,080             5,046
    Interest expense                                       (35,482)          (32,867)         (109,215)          (98,419)
                                                       -----------       -----------       -----------       -----------
                                                           (33,150)          (31,235)         (103,215)          (93,373)
                                                       -----------       -----------       -----------       -----------

             Income before income taxes                    216,453           195,909           569,625           470,657

Income taxes                                               101,000            65,300           266,000           166,200
                                                       -----------       -----------       -----------       -----------

             Net income                                $   115,453       $   130,609       $   303,625       $   304,457
                                                       ===========       ===========       ===========       ===========


Earnings per common share (see Note 3 regarding
   shares used to compute earnings per share):
    Primary                                          $         .07    $          .10    $          .17    $          .23
                                                     =============    ==============    ==============    ==============
    Fully diluted                                    $         .07    $          .10    $          .17    $          .23
                                                     =============    ==============    ==============    ==============

Shares used in computing earnings per
   common equivalent shares:
    Primary                                              1,742,500         1,325,542         1,742,500         1,325,542
                                                     =============    ==============    ==============    ==============
    Fully diluted                                        1,763,078         1,325,542         1,763,078         1,325,542
                                                     =============    ==============    ==============    ==============



See Notes to Condensed Financial Statements.


                              LAMCOR, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                     1996            1995
                                                                  ---------       ---------
Cash flows from operating activities:
    Net income                                                    $ 303,625       $ 304,453
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                            164,775         130,348
           Deferred income taxes                                     40,215          21,500
           Changes in current assets and liabilities:
             Accounts receivable                                   (190,742)       (468,899)
             Inventory                                             (376,008)        (19,433)
             Prepaid expenses                                       (17,267)         (7,212)
             Accounts payable                                       375,189         145,337
             Income taxes payable                                   (36,263)         69,515
             Other liabilities and accrued items                    (24,045)          6,497
                                                                  ---------       ---------

             Net cash provided by operating activities              239,479         182,106

Cash flows from investing and other activities:
    Purchase of equipment                                          (137,118)       (366,604)
    Other - deposits                                                   (551)        158,115
                                                                  ---------       ---------
             Net cash used in investing activities                 (137,669)       (208,489)

Cash flows from financing activities:
    Proceeds from debt borrowings                                      --           182,846
    Payments on debt                                               (119,179)        (62,305)
    Collections on notes receivable from common stock                  --             8,924
    Proceeds from exercise of stock options                          12,500            --
    Payment of checks issued in excess of bank balance                 --           (82,381)
    Checks issued in excess of bank balance                         101,465            --
                                                                  ---------       ---------
             Cash provided by (used in) financing activities         (5,214)         47,084
                                                                  ---------       ---------

             Net increase in cash                                    96,596          20,701

Cash and savings account:
    Beginning of period                                              62,872           6,196
                                                                  ---------       ---------

    End of period                                                 $ 159,468       $  26,897
                                                                  =========       =========




See Notes to Condensed Financial Statements.




                              LAMCOR, INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of June 30, 1996, the statement of operations for the three-month and nine periods ended June 30, 1996 and 1995, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1996 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 audited financial statements. The results of operations for the period ended June 30, 1996 is not necessarily indica tive of the operating results for the full year.


Note 2.       Inventories:

              Inventories consist of the following:

                                            June 30,          September 30,
                                              1996                 1995
                                         --------------       --------------
                 Materials               $      332,563       $      246,576
                 Work in process                534,429              416,504
                 Finished goods                 495,454              323,358
                                         --------------       --------------

                    Totals               $    1,362,446       $      986,438
                                         ==============       ==============


Note 3.       Stockholders' Equity:

              During the six months ended June 30, 1996, stockholders' equity changed for net income of $303,625, the exercising of stock options of $12,500 and the stockholder rights offering of $53,281 which was rescinded on June 14, 1996.

              Common stock equivalent shares used to compute earnings per share have also increased as stock market prices have risen in excess of exercise prices. If 1,742,500 shares had been used to compute earnings per share for all periods presented, per share earnings would have been $.07 and $.07 for the three months ended June 30, 1996 and 1995, respectively, and $.17 and $.17 for the nine months ended June 30, 1996 and 1995, respectively.

              The Company's effective tax rate has increased as more income is taxed at the maximum tax rates and as deferred income taxes are being increased accordingly.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


INTRODUCTION

The following discussion should be read in conjunction with the Company's unaudited interim financial statements and notes to the statements.

Lamcor, Incorporated ("Lamcor" or "Company") is a manufacturer of laminated plastic packaging materials used primarily in the food industry. Net sales for the third quarter of 1996 were slightly higher than the previous quarter's net sales, but were marginally below budget. Net sales for the first nine months of 1996 are slightly ahead of budget, however, management cannot predict net sales for the fourth quarter. In July 1996, the Company hired a new sales person to replace a member of the sales staff who resigned in June 1996. Since it typically requires eight to twelve months for a new sales person to achieve budget, this change in the Company's sales staff may affect fourth quarter sales. Increases in resin pricing, which began in March 1996 will also affect this year's results. Because of contractual commitments with customers and competitive conditions, there is generally a lag between increases in resin prices and increases in prices for the Company's products.

PROPOSED MERGER AND SALE OF LAMCOR

In June 1996, the Company announced that it had signed a non-binding letter of intent with Packaging Acquisition Corporation for the possible sale and merger of Lamcor in a cash transaction. Packaging Acquisition Corporation is an affiliate of POLYFLEX Film and Converting Inc. The proposed purchase price would range from $4.00 to $4.12 per share, subject to adjustment based on the number of shares of common stock of the Company outstanding at time of the merger. The merger is subject to the negotiation of a definite agreement and shareholder approval, and there is no certainty that the transaction will be consummated.

RESULTS OF OPERATIONS

The following table sets forth percentages of net sales represented by selected items in the unaudited statements of income of the Company for the three months and nine months ended June 30, 1996 and 1995. The operating results for any period are not necessarily indicative of results for any future period.

                                                   Three Months Ended                  Nine Months Ended
                                                         June 30                            June 30
                                            --------------------------------    -----------------------------
                                                 1996              1995              1996             1995
                                            --------------    --------------    --------------   ------------
         Cost of sales                           72.00%            72.17%            70.82%           72.69%
         Selling, general and
            administrative expense               16.53%            16.15%            17.87%           16.95%
         Income from operations                  11.47%            11.69%            11.31%           10.36%
         Other income (expense)                  (1.52)%           (1.61)%           (1.74)%          (1.72)%
         Income before income taxes               9.95%            10.08%             9.58%            8.65%
         Income taxes                             4.64%             3.36%             4.47%            3.05%
         Net income                               5.31%             6.72%             5.11%            5.59%




THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

NET SALES

Net sales increased $231,832 or 11.93% during the three months ended June 30, 1996 compared with the three months ended June 30, 1995. This increase was due primarily to gains in market share. Net sales increased $504,539 or 9.27% during the comparable nine month periods principally because of the same reason. The Company's sales and marketing departments continue to make proposals to new prospective customers and attend trade shows to generate new leads. The sales person hired in July 1996 has experience in the packaging industry, and in particular Fortune 500 companies. The Company has also hired a sales assistant to serve as a liaison between the sales staff and customers, and provide the sales staff with more time to pursue new business. Competition continues to be a major factor, including competitors based in Mexico with lower labor costs.

COST OF SALES

Cost of sales increased $163,623 or 11.67% during the three months ended June 30, 1996 compared with the three months ended June 30, 1995, and $255,718 or 6.46% during the comparable nine month periods. These increases were due primarily to the higher levels of net sales in 1996. The decrease in cost of sales as a percentage of net sales was attributable to the increase in gross margin on the sale of more value added products.

During the third quarter of fiscal 1996, inventory has been kept at historical levels and in line with projected sales. If raw material prices continue to escalate, it may be necessary to increase these levels as a means of postponing or diluting the effects of higher prices. The Company also monitors inventory levels for cash flow purposes. The Company continues to inventory items for several customers to satisfy their require ments and carry a certain amount of "unattached" raw material to enable Lamcor to provide product for customers with emergency needs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense increased $45,751 or 14.58% during the three months ended June 30, 1996 compared with the three months ended June 30, 1995, and $140,011 or 15.18% during the comparable nine month periods. These increases were due primarily to the addition of sales and support personnel as well as costs connected with the proposed merger.

OTHER INCOME (EXPENSE)

Interest expense increased $2,615 and $10,796 for the three month and nine month periods ended June 30, 1996 compared with the year earlier periods because of debt financing of the pouch machine put into service in May 1995, which was slightly offset with a decrease in the use of the Company's bank line of credit. These increases were also offset in part by an increase of $700 and $1,034 of interest income during the comparable periods.

INCOME TAXES

Income taxes increased $35,700 or 54.67% during the three months ended June 30, 1996 compared with the three months ended June 30, 1995 and $99,800 or 60.05% during the comparable nine month periods. These increases were due primarily to the Company's effective tax rate increasing as more income is taxed at the maximum tax rates and as deferred income taxes are being increased accordingly.

NET INCOME

Net income decreased $15,156 or 11.60% during the three months ended June 30, 1996 compared with the three months ended June 30, 1995, and was relatively constant during the comparable nine month periods. Net income per share was lower during the 1996 periods principally because of an increase in the number of outstanding common shares and common share equivalents compared to the fiscal 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $1,457,854, representing an increase of $265,652 since September 30, 1995. The Company had cash flows of $239,479 resulting from operating activities, consisting of approximately $303,625 in net income, $164,775 in depreciation and the remainder from the net change in other working capital items. There were capital expenditures of approximately $137,118 related to purchase of equipment and financing activities resulting in the payments on debt of $119,179 and cash provided by other financing of $101,465.

Management believes that the financial resources available to it, including its bank line of credit, trade credit and internally generated funds, will be sufficient to finance the Company's operations in the foreseeable future. At June 30, 1996, the Company has access to a $600,000 bank line of credit with all funds being available to finance any future operating activity.

In March 1996, the Company initiated an offering of up to 345,454 shares of common stock to its existing shareholders at an offering price of $2.75 per share. This $950,000 of new equity capital was part of a $1.4 million plant expansion project. The Company received subscriptions totaling approximately $158,000, but terminated the offering and returned the subscriptions in June 1996 because of the unsolicited inquiry by an affiliate of POLYFLEX Film and Converting Inc. to acquire the Company. That acquisition is pending, but is subject to negotiation of a definitive merger agreement and shareholder approval. The Company intends to continue with the plant expansion project whether or not the acquisition proceeds, and has received a bank commitment for a $480,000 construction mortgage to finance the land and building portions of the project. If the acquisition does not proceed, the Company will need to attempt to raise additional equity capital to finance the equipment and remainder of the $1.4 million expansion cost.

FORWARD LOOKING STATEMENT

Information contained in this report, other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: resin and other raw material pricing; the ability and timing concerning the passing on of price increases to the Company's customers; general economic conditions and developments in the food and packaging industries; competition and pricing pressures; length of sales cycle; and management of growth.


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 5.      Other Information

             On June 14, 1996, the Company announced that it had signed a non-binding letter of intent with Packaging Acquisition Corporation for the possible sale and merger of Lamcor in a cash transaction. Packaging Acquisition Corporation is an affiliate of POLYFLEX Film and Converting inc. The proposed purchase price would range from $4.00 to $4.12 per share, subject to adjustment based on the number of shares of common stock of the Company out standing at time of the merger. The merger is subject to the negotiation of a definitive agree ment and shareholder approval, and there is no certainty that the transaction will be consum mated.


Item 6.      Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 1996                   LAMCOR, INCORPORATED




                                         Leo W. Lund
                                         Chairman of the Board and Director