Form 10-K405
period 1996-09-30
LAMCOR INC
filed 1996-12-31
CIK 806549

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1996 OR

Commission file number 333-493


                              LAMCOR, INCORPORATED
             (Exact name of registrant as specified in its charter)


            Minnesota                                                41-1478017
(State or other jurisdiction                                    I.R.S. Employer
of incorporation or organization)                         Identification number


Highway 169 North, P. O. Box 70, Le Sueur, Minnesota                      56058
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code):  (507) 332-1997


Securities registered under Section 12(b) of the Act

         None


 Name or each exchange on which registered

          None


Securities registered pursuant to Section 12(g) of the Act:

         None


                                (Title of Class)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 24, 1996, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $2,823,803.

As of December 23, 1996, 1,382,817 shares of the Common Stock of the registrant were outstanding.

Documents incorporated by reference:  None.



                                    CONTENTS
                                                                           Page

Part 1

Item 1 - Business                                                             1

Item 2 - Properties                                                           3

Item 3 - Legal Proceedings                                                    3

Item 4 - Submission of Matters to a Vote of Security Holders                  4

Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters                                                              4

Item 6 - Selected Financial Data                                              6

Item 7 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                6

Item 8 - Financial Statements and Supplementary Data                          9

Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 9

Part III

Item 10 - Directors and Executive Officers of the Registrant                  9

Item 11 - Executive Compensation                                             10

Item 12 - Security Ownership of Certain Beneficial Owners and Management     13

Item 13 - Certain Relationships and Related Transactions                     15

Part IV

Item 14 - Exhibits, Financial Statements and Reports on Form 8-K             17



                                     PART I

Item 1. - BUSINESS

General

         Lamcor, Incorporated ("Lamcor" or "Company"), a corporation organized under the laws of Minnesota in 1983, manufactures flexible packaging products, including laminated roll stock and pouches. The Company sells its products for use principally in the food and medical industries.

Products and Markets

         The Company produces laminated roll stock and pouches. The following table shows the product mix, as a percentage of net sales, for each of the Company's last three fiscal years:

                                     Fiscal Year Ended September 30,
                                     -------------------------------
        Product                1996               1995               1994
        -------                ----               ----               ----
Laminated Roll Stock            23%                24%                36%
Pouches                         77%                76%                64%

         LAMINATED ROLL STOCK. The Company purchases rolls of barrier and sealant films from approximately eight suppliers. These films have been readily available from such suppliers at prices which vary based on quantity and market conditions for petroleum-based products.

         The Company laminates one substrate with another, resulting in greater strength and a more effective barrier. The laminated roll stock is either sold to other packaging companies or used for making the Company's other products. The Company sells the laminated roll stock principally to packagers in the meat and cheese industries.

         POUCHES. The Company produces pouches by sealing the laminated rolls using an automated process. The Company's production equipment seals each pouch on three sides and cuts each pouch to a desired length. The Company produces pouches with either standard or custom thickness and sizes, depending on the customer's specifications.

         These pouches are used for packaging products sold primarily in the food or medical industries and which require a barrier from the environment to preserve freshness or shelf-life. After a customer purchases the Company's pouches, the customer typically inserts its product, removes air from the pouch and seals the fourth side of the pouch. The removal of air causes the plastic pouch to collapse around the product. In the Company's fiscal year ended September 30, 1996 ("Fiscal 1996") approximately 70% of the pouches produced by the Company were sold for the packaging of food.

         The Company's business generally is not seasonal.

Sales and Marketing

         The Company currently employs four sales persons who sell the Company's products principally to businesses engaged in the food or medical industries in the upper midwest. Sales outside this area are covered by a network of manufacturer's representatives.

Government Regulation

         The Food and Drug Administration ("FDA") sets standards for the type of plastic film pouch used for cooking food products. The Company purchases plastic film produced by suppliers pursuant to the FDA standards.

         Management believes that the Company is in compliance with applicable environmental laws concerning the handling and disposal of solvents used in the lamination process of production.

Major Customer, Backlog and Exports


         During fiscal 1996, the Company derived $940,737, or 12% of total net sales, from one customer. No other customer accounted for more than 10% of net sales during fiscal 1996.

         At November 30, 1996, the Company had a backlog of approximately $2 million which is expected to be filled during fiscal 1997. The Company's backlog at November 30, 1995 was approximately $1.7 million.

         The Company's net sales included export sales of $257,771 in 1996; $224,587 in 1995 and $212,430 in 1994.

Competition

         The principal competitive factors in the Company's industry are price, product quality and service. Competition continues to be a major factor in the Company's business, including competitors with lower labor costs because of production in Mexico. There are numerous competitors in the plastic packaging industry, many of which have larger production facilities and greater net sales than the Company. Lamcor's principal competitors include American National Can Inc.; Curwood, a division of Bemis Inc.; C&H Packaging Inc., Clearlan Inc.; and Winpak Inc.

Intellectual Property

         The Company uses the trademarks "Lamcor" and "Savorloc" for use with its pouches and does not own any issued issued patents or registered trademarks.

Employees

         As of September 30, 1996, the Company employed 38 persons full time.

Pending Merger and Sale of the Company

         On September 30, 1996, the Company, Packaging Acquisition Corporation ("PAC") and LI Acquisition Corporation, a wholly-owned subsidiary of PAC ("Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, among other things, (i) Sub will be merged with and into the Company, with the Company being the surviving corporation (the "Merger") and
(ii) each outstanding share of the common stock, no par value per share (the "Common Stock"), of the Company (other than shares of Common Stock held by the shareholders, if any, who properly exercise their dissenters' rights under Minnesota law) will be converted into the right to receive $4.12 ("Merger Consideration") less (a) $0.12, representing the pro rata portion of the funds to be placed in escrow to satisfy claims by PAC against the Company for breaching of representations and warranties or failure to perform covenants or agreements of the Company in the Merger Agreement and for certain expenses of the Company (the "Escrow Funds") and (b) applicable taxes required to be withheld. The Merger is subject to several conditions, including approval of the Merger Agreement by the shareholders of the Company. The Board of Directors of the Company has given notice of a special meeting of shareholders to be held December 31, 1996, at which the shareholders of record as of November 25, 1996 will vote on the Merger Agreement. If the Merger Agreement is approved by the shareholders and all other conditions to the Merger are satisfied or waived, the Company expects the Merger to be completed in early January 1997.

Item 2. - PROPERTIES

         The Company owns its 23,668 square foot production and office facility in Le Sueur, Minnesota, (the "Facility"), which is subject to a mortgage with an outstanding balance of $460,000 as of September 30, 1996. The Company has refinanced this mortgage with its other bank debt as described under Item 7 of this report.

         Management believes that the existing Facility is currently being used at its maximum production capacity. In January 1996, the Company decided to pursue a 24,000 square foot plant expansion project at the Facility. The additional space will be used for warehousing and possibly future production (the "Plant Expansion Project"). The Company intends to finance the Plant Expansion Project through bank debt secured by the Facility and capital equipment.

Item 3. - LEGAL PROCEEDINGS

         In January 1996, the Company decided to pursue the Plant Expansion Project and fund it by raising up to $962,500 of new equity capital and borrowing the balance from a bank. On March 1, 1996, the Company commenced an offering to its then-existing shareholders of rights to acquire up to an aggregate of 350,000 shares of Common Stock at a price of $2.75 per share (the "Rights Offering"). Under the terms of the Rights Offering, shareholders of the Company wishing to subscribe for any of the offered shares were required to deliver their subscription (together with payment of the subscription price for the subscribed shares) to the Company on or before April 15, 1996. By April 15, 1996, the Company had received aggregate subscriptions for approximately 56,441 shares of Common Stock for an aggregate amount of approximately $155,213, which was substantially less than the $962,500 desired for the equity portion of the financing for the Plant Expansion Project. After PAC initiated merger discussions with the Company in late March 1996, PAC informed the Company that if a merger or sale proposal were to be presented by PAC, it would be conditioned on the termination of the Rights Offering and the refund of any subscriptions. Because the Company's directors did not want to jeopardize the success of completing a merger at a favorable price to all Shareholders, on June 14, 1996, the Board of Directors of the Company terminated the Rights Offering and, shortly thereafter, the Company refunded all subscriptions with interest.

         On July 30, 1996, the Company received a letter from Loper & Seymour, P.A. ("L&S"), counsel to 14 shareholders of the Company, demanding the issuance of the Common Stock which had been subscribed for by those shareholders in the Rights Offering. At the time the Rights Offering was terminated, the Company had received subscriptions for the purchase of 56,441 shares (out of the 350,000 shares initially offered) from shareholders of record (the "Subscriber Group"). PAC expressed to the Company its willingness to proceed with the Merger without a reduction in the Merger Consideration if, upon the closing of the Merger, the Company paid each member of the Subscriber Group a settlement payment of $1.00 for each of the 56,441 shares subscribed for by such members (less certain legal fees), and in exchange for such payment each such member would deliver a release of all claims pertaining to the Rights Offering. On December 2, 1996, the Company, PAC, L&S and another law firm representing 14 members of the Subscriber Group entered into a Stipulation Agreement and Settlement Agreement (the "Settlement Agreement") reflecting the foregoing terms. The Settlement Agreement will only be effective if the Merger is consummated. In addition, as a condition to the closing of the Merger: (i) the Company must have received releases from all of the shareholders in the Subscriber Group who have previously asserted a claim through legal counsel; (ii) the Company must have received releases from at least 95% of the remaining shareholders in the Subscriber Group; and (iii) the Company must have received releases from the holders of at least 800,000 shares of Common Stock who did not timely subscribe for Common Stock in the Rights Offering.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

Item 5. -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of November 25, 1996, there were approximately 300 holders of record of Common Stock. The Company has not paid dividends on its Common Stock during the fiscal years ended September 30, 1996 and 1995. Dividends are generally restricted under the Company's bank credit agreements. The Common Stock is traded on the over-the-counter market. The following table sets forth for the periods indicated the range of the reported high and low bid quotations, based on information received from OTC Bulletin Board, Trading & Market Services, The Nasdaq Stock Market, Inc. ("Nasdaq OTC"). These quotations represent inter-dealer prices and may not necessarily represent actual transactions.

                                                                             BID PRICE
                                                                        HIGH            LOW
                                                                        ----            ---

Fiscal year ended September 30, 1996
     First Quarter (October 1, 1995 through December 31, 1995).......   $3.00          $2.75
     Second Quarter (January 1, 1996 through March 31, 1996).........   $2.75          $2.75
     Third Quarter (April 1, 1996 through June 30, 1996).............   $2.75          $2.25
     Fourth Quarter (July 1, 1996 through September 30, 1996)........    *              *

Fiscal year ended September 30, 1995
     First Quarter (October 1, 1994 through December 31, 1994).......   $3.50          $3.00
     Second Quarter (January 1, 1995 through March 31, 1995).........   $2.50          $1.37
     Third Quarter (April 1, 1995 through June 30, 1995).............   $3.37          $2.37
     Fourth Quarter (July 1, 1995 through September 30, 1995)........   $3.00          $2.75

     * High and low bid prices are unavailable from Nasdaq OTC for the fiscal quarter ended September 30, 1996 as there were no quotes posted on the OTC Bulletin Board from market makers in Common Stock during this period.


Item 6. - SELECTED FINANCIAL DATA

                                                      Fiscal Years Ended September 30,
                                                      -------------------------------
                                     1996          1995          1994          1993          1992
                                     ----          ----          ----          ----          ----
Statements of Income Data
   Net sales                         $8,006,710    $7,158,636    $4,817,411    $3,682,870    $3,190,502
   Operating income                     706,867       718,961       338,413       226,731       310,363
   Interest income                        8,981         5,181         8,996         8,054         4,052
   Interest expense                   (143,390)     (139,247)      (66,141)      (50,135)      (35,592)
   Net income                          $352,458      $358,795      $176,918      $127,450      $192,288

   Earnings per share                      $.20          $.22          $.12          $.09          $.16
   (primary)
   Weighted average number
     of shares outstanding
         Primary                      1,759,930     1,615,101     1,448,315     1,363,168     1,197,210
         Full diluted                 1,767,811     1,713,000     1,451,483     1,370,214     1,197,210


                                                             As of September 30,
                                                             -------------------
                                     1996          1995           1994          1993          1992
                                     ----          ----           ----          ----          ----
Balance Sheet Data
  Working capital                    $1,469,697    $1,192,202      $693,467      $668,618      $567,467
  Total assets                        4,509,384     4,164,030     3,527,547     2,374,724     1,936,955
  Current liabilities                 1,046,321       930,523     1,185,440       518,360       513,310
  Long-term debt, less
    current maturities (1)              745,038       852,093       837,761       589,561       316,042
  Stockholders' equity                2,171,280     1,809,858     1,407,346     1,211,803     1,074,603

--------------------

(1)      Excludes capital lease obligations.


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's audited financial statements and notes to the statements included at the end of this report.

         The following table sets forth for the fiscal years indicated the percentage of net sales represented by items in the Statements of Income and the percentage by which each item changed from year to year.

                                                                                 Period to Period
                                Fiscal Years  Ended September 30,               Percentage Changes
                                ------------  -------------------               ------------------
                               1996           1995         1994           Fiscal 1996        Fiscal 1995
                               ----           ----         ----           over 1995          over 1994
                                                                          ---------          ---------
Cost of goods sold             71.6%          72.6%        73.5%            10.4%              46.7%

Selling, general and           19.5           17.4         19.4             25.6               32.9
  administrative expenses

Operating income               8.8            10.0         7.0              (1.7)              112.5

Interest income                .11            .07          .18              73.3               (42.4)

Interest expense               1.8            1.9          1.4              3.0                110.5

Income taxes                   2.7            3.2          2.2              (2.7)              116.4

Net income                     4.4            5.0          3.7              (1.8)              102.8


Pending Merger and Sale of the Company

         On September 30, 1996, the Company, PAC and Sub entered into the Merger Agreement pursuant to which, among other things, (i) Sub will be merged with and into the Company, with the Company being the surviving corporation and (ii) each outstanding share of Common Stock (other than shares of Common Stock held by the shareholders, if any, who properly exercise their dissenters' rights under Minnesota law) will be converted into the right to receive $4.12 ("Merger Consideration") less (a) $0.12, representing the pro rata portion of the Escrowed Funds and (b) applicable taxes required to be withheld. The Merger is subject to several conditions, including approval of the Merger Agreement by the shareholders of the Company. The Board of Directors of the Company has given notice of a special meeting of shareholders to be held December 31, 1996, at which the shareholders as of November 25, 1996 will vote on the Merger Agreement. If the Merger Agreement is approved by the shareholders and all other conditions to the Merger are satisfied or waived, the Company expects the Merger to be completed in early January 1997.

Results of Operations

         OVERVIEW

         Net sales in fiscal 1996 increased 11.8% over net sales in the Company's fiscal year ended September 30, 1995 ("Fiscal 1995"). Gross profit as a percentage of net sales increased to 28.4% in fiscal 1996 compared to 27.4% in fiscal 1995. However, because of additional staffing, write off of bad debt and expenses attributable to the pending Merger, selling, general and administrative expenses as a percentage of net sales increased to 19.5% compared to 17.4% in Fiscal 1995. As a result, operating income and net income for Fiscal 1996 decreased by $12,094 and $6,337, respectively, in these periods. Increases in resin pricing, which began in March 1996 also adversely affected this year's results. Because of contractual commitments with customers and competitive conditions, there is generally a lag between increases in resin prices and increases in prices for the Company's products.

         FISCAL 1996 VERSUS FISCAL 1995

         NET SALES. Net sales increased $848,074 or 11.8% for Fiscal 1996 compared with Fiscal 1995. This increase was due primarily to gains in market share for the Company's products. The Company's sales and marketing departments continue to make proposals to new prospective customers and attend trade shows to generate new leads. Competition continues to be a major factor in the Company's business, including competitors with lower labor costs because of production in Mexico.

         COST OF GOODS SOLD. Cost of goods sold increased $541,458 or 10.4% for Fiscal 1996 compared with Fiscal 1995. This increase was due primarily to the higher levels of net sales in Fiscal 1996. The decrease in cost of goods sold as a percentage of net sales was attributable to the increase in gross margin on the sale of more value added products in Fiscal 1996. Value added products include pouches with custom sizes or designs, or reclosable or stand-up features. During Fiscal 1996, inventory has been kept at historical levels and in line with projected sales. If raw material prices continue to escalate, it may be necessary to increase these levels as a means of postponing or diluting the effects of higher prices. The Company also monitors inventory levels for cash flow purposes. The Company continues to inventory items for several customers to satisfy their requirements and carry a certain amount of "unattached" raw material to enable the Company to provide product for customers with emergency needs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased $318,710 or 25.6% for Fiscal 1996 compared with Fiscal 1995. This increase was due primarily to the addition of sales and support personnel, write off of bad debt, and costs connected with the proposed Merger.

         OTHER INCOME (EXPENSE). Interest expense increased $4,143 for Fiscal 1996 compared with Fiscal 1995 because of debt financing of a pouch machine put into service in May 1995, which was slightly offset with a decrease in the use of the Company's bank line of credit. This increase was also offset in part by an increase of $3,800 of interest income during the comparable periods.

         INCOME TAXES. Income taxes decreased $6,100 for Fiscal 1996 compared with Fiscal 1995, resulting in part from a $12,437 decrease in income before income taxes for Fiscal 1996. This decrease was offset by the Company's effective tax rate increasing as more income is taxed at the maximum tax rates and as deferred income taxes are being increased accordingly.

         NET INCOME. Net income decreased $6,337 for Fiscal 1996 compared with Fiscal 1995. Net income per share was $0.02 per share lower for Fiscal 1996 because of this decrease and an increase in the number of outstanding shares of common stock and common share equivalents compared to the Fiscal 1995 period.

         FISCAL 1995 VERSUS FISCAL 1994

         NET SALES. Net sales increased $2,341,225 or 48.6% for Fiscal 1995 compared with the Company's fiscal year ended September 30, 1994 ("Fiscal 1994"). This increase was due to gains in market share for the Company's products and the addition of a network of manufacturer's representatives in the midwest and pacific coast regions.

         COST OF GOODS SOLD. Cost of goods sold increased $1,652,570 or 46.7% for Fiscal 1995 compared with Fiscal 1994, primarily because of higher levels of net sales in Fiscal 1995. The decrease in cost of goods sold as a percentage of net sales was attributable to the increase in gross margin on the sale of more value added products in Fiscal 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased $308,107 or 32.9% for Fiscal 1995 compared with Fiscal 1994. This increase was due primarily to the 48.6% increase in net sales which resulted in additional sales commissions from both in-house sales staff and manufacturer's representatives who represent the midwest and pacific coast regions. During the second quarter of 1995, ten new offices were completed at the Facility. The Company moved its sales personnel to those new offices, which allowed the Company to terminate the office lease for its sales personnel.

         OTHER INCOME (EXPENSE). Interest expense increased $77,106 for Fiscal 1995 compared with Fiscal 1994 because of a capital lease obligation and debt financing for a plant expansion and purchase of a pouch machine during Fiscal 1995. Interest income decreased $3,815 for the Fiscal 1995 period because of the expiration of a note receivable which existed in Fiscal 1994.

         INCOME TAXES. Income taxes increased $121,600 or 116% for Fiscal 1995 compared with Fiscal 1994, resulting primarily from the 48.6% increase in net sales and 108% increase in income before income taxes for the Fiscal 1995 period.

         NET INCOME. Net income increased $181,877 or 103% for Fiscal 1995 compared with Fiscal 1994. Net income per share was $0.10 per share higher for Fiscal 1995 principally because of this increase.

         Inflation has not had a significant effect on the Company during the Fiscal 1996, 1995 or 1994 periods. However, volatility of resin prices for the raw material film purchased by the Company for use with its products continued during these periods.

Liquidity and Capital Resources

         At September 30, 1996, the Company had working capital of $1,469,697, representing an increase of $277,495 since September 30, 1995. In Fiscal 1996, the Company had $252,741 net cash provided by operating activities, consisting of $352,458 in net income, $218,421 in depreciation and the remainder from the net change in other working capital items. There were capital expenditures of approximately $171,034 in Fiscal 1996, related to purchase of equipment, and financing activities resulting in payments of debt of $623,352 and net cash used in financing activities of $83,619. Management believes that the financial resources available to the Company, including its bank line of credit, trade credit and internally generated funds, will be sufficient to finance the Company's operations in the foreseeable future. At September 30, 1996, the Company had access to a $600,000 bank line of credit with all funds being available to finance any future operating activity. During the first quarter of fiscal 1997, the Company refinanced its existing mortgage and bank financing with a new $864,000 bank credit arrangement. Approximately $460,000 of the new bank credit facility was used to refinance the existing mortgage on the Facility and the balance will be used to fund $404,000 of the $455,000 cost of the building portion of the Plant Expansion Project. The Company intends to continue with the building portion of the Plant Expansion Project whether or not the Merger is completed. Management believes that its available cash and cash flow from operations will be sufficient to fund its working capital needs for the foreseeable future.


                              LAMCOR, INCORPORATED


                                FINANCIAL REPORT

                        SEPTEMBER 30, 1996, 1995 AND 1994



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Lamcor, Incorporated


         We have audited the accompanying balance sheets of Lamcor, Incorporated as of September 30, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lamcor, Incorporated as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                      /s/ House, Nezerka & Froelich, P.A.

Bloomington, Minnesota
November 12, 1996, except for Note 5, as to which the date is November 26, 1996




                              LAMCOR, INCORPORATED


                                 BALANCE SHEETS
                           September 30, 1996 and 1995


             ASSETS (Notes 4 and 5)                                                   1996          1995
                                                                                  -----------    -----------
CURRENT ASSETS:
    Cash and savings account                                                      $    61,562    $    62,872
    Trade accounts receivable, less allowance for
        doubtful accounts of $10,000 (Note 9)                                       1,145,402      1,046,302
    Inventories (Note 2)                                                            1,263,261        986,438
    Prepaid expenses and other                                                         31,793         14,498
    Deferred tax assets (Note 10)                                                      14,000         12,615
                                                                                  -----------    -----------
             Total current assets                                                   2,516,018      2,122,725

OTHER ASSETS (Note 3)                                                                   3,092          4,158

PROPERTY, EQUIPMENT AND IMPROVEMENTS, at cost (Note 6):
    Land                                                                               45,960         20,000
    Building and improvements                                                         773,340        753,862
    Manufacturing equipment                                                         2,088,102      1,981,743
    Office equipment and other                                                        147,402        128,165
                                                                                  -----------    -----------
                                                                                    3,054,804      2,883,770
    Less accumulated depreciation                                                   1,064,530        846,573
                                                                                  -----------    -----------
                                                                                    1,990,274      2,037,197
                                                                                  -----------    -----------

                                                                                  $ 4,509,384    $ 4,164,080
                                                                                  ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 5)                                 $   165,000    $    97,000
    Current maturities of capital lease obligations (Note 6)                           64,000         57,103
    Accounts payable                                                                  646,961        503,645
    Accrued expenses (Note 11)                                                        168,417        144,569
    Income taxes payable (Note 10)                                                      1,943        128,206
                                                                                  -----------    -----------
             Total current liabilities                                              1,046,321        930,523

LONG-TERM DEBT, less current maturities (Note 5)                                      745,038        852,093

CAPITAL LEASE OBLIGATIONS, less current maturities (Note 6)                           361,745        425,706

DEFERRED INCOME TAXES (Note 10)                                                       185,000        145,900

COMMITMENT, CONTINGENCY AND
   SUBSEQUENT EVENT (Notes 13 and 14)

STOCKHOLDERS' EQUITY (Notes 7 and 8):
    Undesignated shares; authorized 5,000,000 shares; none issued
    Common stock, no par value; authorized 5,000,000 shares;
        outstanding shares 1996 1,382,667; 1995 1,341,542                             996,559        952,809
    Notes receivable arising from the sale of common stock                           (101,219)       (66,433)
    Retained earnings                                                               1,275,940        923,482
                                                                                  -----------    -----------
                                                                                    2,171,280      1,809,858
                                                                                  -----------    -----------

                                                                                  $ 4,509,384    $ 4,164,080
                                                                                  ===========    ===========


See Notes to Financial Statements.



                              LAMCOR, INCORPORATED


                              STATEMENTS OF INCOME
                  Years Ended September 30, 1996, 1995 and 1994


                                                                     1996           1995            1994
                                                                  -----------    -----------    -----------
Net sales (Note 9)                                                $ 8,006,710    $ 7,158,636    $ 4,817,411
Cost of goods sold                                                  5,736,439      5,194,981      3,542,411
                                                                  -----------    -----------    -----------
             Gross profit                                           2,270,271      1,963,655      1,275,000

Selling, general and administrative expense                         1,563,404      1,244,694        936,587
                                                                  -----------    -----------    -----------
             Operating income                                         706,867        718,961        338,413

Other income (expense):
    Interest income                                                     8,981          5,181          8,996
    Interest expense                                                 (143,390)      (139,247)       (66,141)
    Other                                                                --             --              150
                                                                  -----------    -----------    -----------
                                                                     (134,409)      (134,066)       (56,995)
                                                                  -----------    -----------    -----------

             Income before income taxes                               572,458        584,895        281,418

Income taxes (Note 10)                                                220,000        226,100        104,500
                                                                  -----------    -----------    -----------

             Net income                                           $   352,458    $   358,795    $   176,918
                                                                  ===========    ===========    ===========


Earning per common share:
    Primary                                                       $       .20    $       .22    $       .12
                                                                  ===========    ===========    ===========
    Fully diluted                                                 $       .20    $       .21    $       .12
                                                                  ===========    ===========    ===========

Shares used in computing earnings per common equivalent shares:
    Primary                                                         1,759,930      1,615,101      1,448,315
                                                                  ===========    ===========    ===========
    Fully diluted                                                   1,767,811      1,713,000      1,451,483
                                                                  ===========    ===========    ===========



See Notes to Financial Statements.





                              LAMCOR, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended September 30, 1996, 1995 and 1994


                                                     Common Stock        Note Receivable
                                                     ------------          from Sale of     Retained
                                                  Shares         Amount    Common Stock      Earnings       Total
                                                -----------   -----------   -----------    -----------   -----------
Balance, September 30, 1993                       1,315,542   $   931,534   $  (107,500)   $   387,769   $ 1,211,803
    Stock issued for options                         13,000         8,625          --             --           8,625
    Proceeds from notes receivable                     --            --          10,000           --          10,000
    Net income                                         --            --            --          176,918       176,918
                                                -----------   -----------   -----------    -----------   -----------

Balance, September 30, 1994                       1,328,542       940,159       (97,500)       564,687     1,407,346
    Stock issued for options/compensation             3,000         5,150          --             --           5,150
    Interest on notes receivable                       --            --          (7,683)          --          (7,683)
    Proceeds from notes receivable                     --            --          46,250           --          46,250
    Stock issued for notes receivable/options        10,000         7,500        (7,500)          --            --
    Net income                                         --            --            --          358,795       358,795
                                                -----------   -----------   -----------    -----------   -----------

Balance, September 30, 1995                       1,341,542       952,809       (66,433)       923,482     1,809,858
    Stock issued for options                         16,125        12,500          --             --          12,500
    Interest on notes receivable                       --            --          (3,536)          --          (3,536)
    Stock issued for notes receivable/options        25,000        31,250       (31,250)          --            --
    Net income                                         --            --            --          352,458       352,458
                                                -----------   -----------   -----------    -----------   -----------

Balance, September 30, 1996                       1,382,667   $   996,559   $  (101,219)   $ 1,275,940   $ 2,171,280
                                                ===========   ===========   ===========    ===========   ===========



See Notes to Financial Statements.




                              LAMCOR, INCORPORATED

                            STATEMENTS OF CASH FLOWS
                  Years Ended September 30, 1996, 1995 and 1994


                                                                            1996          1995            1994
                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $   352,458    $   358,795    $   176,918
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                    218,421        176,179        125,120
           Deferred income taxes                                             37,715         36,285         42,000
           Stock exchanged for compensation                                    --            2,150           --
           Interest added to notes receivable                                (3,536)          --             --
           Changes in assets and liabilities:
             Trade accounts receivable                                      (99,100)      (252,692)      (181,959)
             Inventories                                                   (276,823)        78,249       (628,786)
             Prepaid expenses and other                                     (17,295)        (7,767)        (1,317)
             Refundable income taxes                                           --             --           37,124
             Accounts payable                                               143,316       (135,338)       269,482
             Accrued expenses                                                23,848         58,459         22,275
             Income taxes payable                                          (126,263)        98,770         29,436
                                                                        -----------    -----------    -----------
        Net cash provided by (used in) operating activities                 252,741        413,090       (109,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (171,034)      (214,923)      (294,491)
    Other deposits                                                              602         (1,777)      (134,493)
                                                                        -----------    -----------    -----------
        Net cash used in investing activities                              (170,432)      (216,700)      (428,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                     705,000      1,000,000        545,000
    Principal payments on short-term borrowings                            (705,000)    (1,090,000)      (455,000)
    Principal payments on long-term debt and capital lease                 (623,552)      (136,583)       (85,766)
    Proceeds from long-term debt                                            527,433        120,000        350,442
    Collections on note receivable from common stock                           --           46,250         10,000
    Proceeds from exercise of stock options                                  12,500          3,000          8,625
    Checks issued in excess of bank balance                                    --             --           82,381
    Payments on checks issued in excess of bank balance                        --          (82,381)          --
                                                                        -----------    -----------    -----------
        Net cash provided by (used in) financing activities                 (83,619)      (139,714)       455,682
                                                                        -----------    -----------    -----------

        Net increase (decrease) in cash and savings account                  (1,310)        56,676        (83,009)

Cash and savings account:
    Beginning                                                                62,872          6,196         89,205
                                                                        -----------    -----------    -----------
    Ending                                                              $    61,562    $    62,872    $     6,196
                                                                        ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligation for equipment/deposit                      $      --      $   353,040    $   157,030
                                                                        ===========    ===========    ===========
    Equipment deposit used for purchase of equipment                    $      --      $   291,673    $      --
                                                                        ===========    ===========    ===========
    Stock issued for notes receivable                                   $    31,250    $     7,500    $      --
                                                                        ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                              $   146,694    $   140,019    $    61,346
                                                                        ===========    ===========    ===========
    Cash paid for income taxes                                          $   308,548    $    91,045    $    15,621
                                                                        ===========    ===========    ===========
    Cash refunded for income taxes                                      $      --      $      --      $    19,681
                                                                        ===========    ===========    ===========



See Notes to Financial Statements.




                              LAMCOR, INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS
                  Years Ended September 30, 1996, 1995 and 1994


Note 1.       Nature of Business and Significant Accounting Policies:

              Nature of business:

              The Company is engaged in the business of laminating plastic and manufacturing of plastic pouches used in the food and medical industries with sales throughout the United States.

              A summary of the Company's significant accounting policies follows:

              Credit risk and allowance for doubtful accounts:

              The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

              Depreciation on property, equipment and improvements was $217,957, $175,715 and $124,805 for the years ended September 30, 1996, 1995 and 1994, respectively.

              For income tax reporting purposes, other lives and methods are used; deferred income taxes are provided for these differences.

              Revenue recognition:

              Revenues are recognized at the time of product shipment.

              Income taxes:

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

              Fair value of financial instruments:

              In 1995, the Company adopted Statement of Financial Accounting Standards SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments when the fair value is different than the book value of those financial instruments. Financial instruments included in these financial statements, which ordinarily are not recorded at market value, include long-term debt. The estimated fair value amounts of these instruments have been determined using available market information and appropriate valuation methodologies. When the fair value is equal to the book value, no additional disclosure is made.

              Stock based compensation:

              In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation," was issued. This statement establishes financial accounting and reporting standards for stock based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company has not yet adopted or calculated the financial statement impact of this pronouncement.


Note 2.       Inventories:

              The components of inventory are as follows:

                                                   1996              1995
                                              --------------    --------------
                 Raw materials                $      183,428    $      246,576
                 Work in progress                    614,563           416,504
                 Finished goods                      465,270           323,358
                                              --------------    --------------
                                              $    1,263,261    $      986,438
                                              ==============    ==============


Note 3.       Other Assets:

                                                                  1996                 1995
                                                             --------------       --------------

                 Equipment deposits                          $        1,175       $          277
                 Refinancing costs, less accumulated
                    amortization 1996 $1,392; 1995 $928               1,917                2,381
                 Land deposit                                         -                    1,500
                                                             --------------       --------------
                                                             $        3,092       $        4,158
                                                             ==============       ==============


Note 4.       Bank Line of Credit:

              The Company has a revolving line of credit in the maximum amount of $600,000 which expires on January 22, 1998. Interest is payable at 1.5% over the bank's reference rate which was 8.25% at September 30, 1996. The note is payable on demand and collateralized by substantially all assets except for building and land. There were no outstanding balances due on the credit line at September 30, 1996 and 1995.


Note 5.       Long-Term Debt:

                                                                                          1996                 1995
                                                                                     --------------       --------------
              Mortgage payable - bank, due in monthly installments of $3,285 including interest at 1.75% over the bank's reference rate,
                 paid off on September 25, 1996, collateralized by building and land $        -           $      384,772

              Notes payable, due in monthly installments including interest from either 9.5% to 9.6% or .5% to 1.5% over the bank's reference rate which was 8.25% at September 30, 1996, balances are due from June 2, 1998 to October 6, 2006, collateralized by
                 substantially all assets                                                   910,038              564,321
                                                                                     --------------       --------------
                                                                                            910,038              949,093
              Less current maturities                                                       165,000               97,000
                                                                                     --------------       --------------
                                                                                     $      745,038       $      852,093
                                                                                     ==============       ==============


              Maturities for the next five years on long-term debt outstanding at September 30, 1996 are as follows:

              Year Ending September 30
                    1997                             $      165,000
                    1998                                    185,289
                    1999                                    194,344
                    2000                                    184,297
                    2001                                     88,384
                    After                                    92,724
                                                     ==============
                                                     $      910,038

              On November 26, 1996, the Company received waivers of certain demand payment features included in certain of the above installment notes. The bank retained such demand payment rights in the case of default, a more than 25% change in ownership and other instances stipulated in the notes.


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

              The following is a schedule by year of the future minimum lease payments due under capital leases together with the present value of the net minimum lease payments:

              Year Ended September 30:
                    1997                                          $      104,125
                    1998                                                 103,345
                    1999                                                  99,360
                    2000                                                  97,763
                    2001                                                  97,763
                    After 2001                                            57,028
                                                                  --------------
                    Total minimum lease payments                         559,384
                    Less amount representing interest                    133,639
                                                                  --------------
                    Present value of minimum lease payments              425,745
                    Less current obligation under capital lease           64,000
                                                                  --------------
                    Non-current obligation under capital lease    $      361,745
                                                                  ==============

              Cost and accumulated amortization of leased assets are as follows:

                                                   1996             1995
                                              --------------   --------------
                 Cost                         $      513,108   $      513,108
                 Accumulated amortization             76,920           23,290
                                              --------------   --------------
                                              $      436,188   $      489,818
                                              ==============   ==============

              Amortization of assets under capital leases is included in depreciation expense and was $53,630 and $23,290 for the years ended September 30, 1996 and 1995, respectively.

              The Company rented space for a Minneapolis sales office under an operating lease which commenced June 1, 1990 and expired May 31, 1995. Rent expense under all operating leases was $16,488 and $14,810 for the years ended September 30, 1995 and 1994, respectively.

Note 7.       Stock Options:

              The Company has reserved shares of common stock for issuance to key employees and stockholders under incentive stock option and purchase plans. Options are exercisable on a graduated scale and/or expire based on the individual terms of the option agreements. The options are exercisable at prices ranging from $ .50 to $2.00 per share. Other pertinent information related to the plan is as follows:

                                                                        September 30
                                                                       --------------
                                                       1996                 1995                 1994
                                                  --------------       --------------       --------------
              Under option, beginning of year            590,000              598,000              576,000
                 Granted                                   -                    5,000               45,000
                 Terminated and canceled                   -                    -                  (10,000)
                 Exercised                               (40,000)             (13,000)             (13,000)
                                                  --------------       --------------       --------------
              Under option, end of year                  550,000              590,000              598,000
                                                  ==============       ==============       ==============

              Options exercisible, end of year           515,000              505,000              484,000
                                                  ==============       ==============       ==============

              The options exercised during the years ended September 30, 1996, 1995 and 1994 were at an average price of $1.09, $.81 and $.66 per share, respectively.


Note 8.       Notes Receivable Arising From the Sale of Common Stock:

                                                                          1996                 1995
                                                                     --------------       --------------
              Notes receivable from exercise of options for
                 the Company's common stock -
                 Due April 1, 1997, including interest at 6%         $       93,719       $       58,933
                 Due August 2, 1996, including interest at 6%                 7,500                7,500
                                                                     --------------       --------------
                                                                     $      101,219       $       66,433
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


Note 9.       Major Customers:

              The Company derived more than 10% of its net sales from the following unaffiliated customers and had receivable balances from those customers in the amounts of:


                                                                Year Ended September 30
                                                              ---------------------------
                                          1996                           1995                            1994
                              ---------------------------     ---------------------------     --------------------------
              Customer            Sales       Receivable         Sales        Receivable       Sales         Receivable
              --------        -----------     -----------     ----------      -----------     ----------      ----------
                 A            $     *         $     *         $    *          $    *          $  528,983     $    68,804
                 B                940,737          91,935        942,035          87,299           *                  *


         * The net sales to customers A and B were less than 10% of the total net sales for the period indicated.


Note 10.      Income Taxes:

              The income tax components are as follows:

                                                          Year Ended September 30
                                                          -----------------------
                                              1996                 1995                 1994
                                         --------------       --------------       --------------
              Currently payable:
                 Federal                 $      162,285       $      165,815       $       51,700
                 State                           20,000               24,000               10,800
                                         --------------       --------------       --------------
                                                182,285              189,815               62,500
              Deferred income taxes              37,715               36,285               42,000
                                         --------------       --------------       --------------
                                         $      220,000       $      226,100       $      104,500
                                         ==============       ==============       ==============

              Net deferred tax liabilities consist of the following:

                                                                     1996                 1995
                                                                --------------       --------------
                 Deferred tax liabilities:
                    Depreciation                                $      185,000       $      145,900

                 Deferred tax assets:
                    Allowance for doubtful accounts                      3,400                3,400
                    Vacation accrual                                     4,000                4,018
                    Inventory capitalization                             6,600                5,197
                                                                --------------       --------------
                                                                        14,000               12,615
                                                                --------------       --------------

                                                                $      171,000       $      133,285
                                                                ==============       ==============


              Differences between income tax expense and the amount computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

                                                                     1996                 1995                 1994
                                                                --------------       --------------       --------------
              Statutory rate applied to income at 34%           $      194,500       $      198,900       $       95,700
              Incremental tax brackets                                   -                    -                   13,000
              State taxes, net of federal tax benefit                   13,200               18,100               10,500
              Other                                                     12,300                9,100              (14,700)
                                                                --------------       --------------       --------------
                                                                $      220,000       $      226,100       $      104,500
                                                                ==============       ==============       ==============



Note 11.      Other Accrued Expenses:

              Other accrued expenses consist of the following:

                                                                 1996                 1995
                                                            --------------       --------------
                 Accrued wages and related expenses         $       82,724       $       42,820
                 Accrued commissions                                32,387               46,189
                 Accrued profit sharing                             26,000               18,000
                 Payable to chairman                                 -                   29,680
                 Other                                              27,306                7,880
                                                            --------------       --------------
                                                            $      168,417       $      144,569
                                                            ==============       ==============

Note 12.      Profit Sharing Plan:

              The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code for all eligible employees. The Plan provides that Company contributions are at the discretion of the Board of Directors. In addition, participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. Company contributions for the years ended September 30, 1996, 1995 and 1994 were $26,000, $18,000 and
              $15,300, respectively.


Note 13.      Commitments and Contingency:

              On October 2, 1996, the Company entered into an agreement for the construction of additional warehouse space for approximately $460,000.

              On March 1, 1996, the Company commenced an offering to its then existing shareholders of rights to acquire up to an aggregate of 350,000 shares of common stock at a price of $2.75 per share. On June 14, 1996, the rights offering was terminated and shortly thereafter, the Company refunded all subscriptions (for 56,441 shares), with interest.

              On July 30, 1996, the Company received a letter from legal counsel to 13 of such shareholders, demanding the issuance of the common stock which had been subscribed for by those shareholders in the Rights Offering. The Company, its merger candidate (see Note 14) and respective law firms representing the subscribers are currently negotiating a stipulation agreement and settlement agreement under which a settlement payment of $1 (less certain legal fees) would be paid for each of the shares subscribed for by such members and in exchange for such payment, each member would deliver a release of all claims pertaining to the rights offering. There can be no assurance that the Rights Offering terms can be settled under these terms and, accordingly, no liability has been recorded concerning this matter.


Note 14.      Merger:

              The Company and its shareholders are considering a proposal to approve and adopt an Agreement and Plan of Merger under which the Company would be merged into another company. The proposal calls for a purchase price of Company stock of $4.12 per share including $.12 allocated to an escrow fund subject to terms as outlined in the agreement. In addition, all outstanding Company stock options would be purchased for $4.12 less the option exercise price and would be subject to the above $.12 escrow.

Item 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements and to each of the items referred to therein, which are included at the end of this report.


Item 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 4, 1996 concerning the Company's directors and executive officers:

         Name                    Age        Position with Company
         ----                    ---        ---------------------

         Leo Lund                67         Chairman of the Board, Secretary,
                                            Chief Financial Officer and Director

         Toby Jensen             44         President, Chief Executive Officer
                                            and Director

         Christopher Elliott     39         Director

         Susan Jones             42         Director

         David Stewart           54         Director

         LEO LUND has served as Chairman of the Board, Secretary, Chief Financial Officer and Director of the Company since 1985, and has rendered financial and consulting services to the Company during that time. Mr. Lund was a partner in the accounting firm of Lund & Associates, P.A. from 1955 to 1992. Mr. Lund retired from that firm in 1992 and continues to provide part time financial and consulting services to several different companies, including the Company.

         TOBY JENSEN has served as President, Chief Executive Officer and Director of the Company since 1988. He has worked in management and sales in the flexible packaging industry for more than 17 years.

         CHRISTOPHER ELLIOTT has served as a Director of the Company since January 1994. Mr. Elliott has been an attorney with the law firm of Christoffel, Elliott & Albrecht, P.A. since 1989. Christoffel, Elliott & Albrecht, P.A. has served as legal counsel to the Company.

         SUSAN JONES has served as a Director of the Company since 1990. From 1981 until 1994, Ms. Jones was Vice President and General Manager of Strout Plastics, Inc., a manufacturer of flexible packaging. Since 1994, Ms. Jones has been an independent sales representative in the flexible packaging industry.

         DAVID STEWART has served as a Director of the Company since 1985. Mr. Stewart has been President of Paragon Enterprises, Inc., a real estate firm, since 1974.

Item 11. - EXECUTIVE COMPENSATION

         The following table provides certain summary information relating to cash and other compensation awarded to, earned by or paid to the Company's President and Chief Executive Officer. The annual compensation paid to the Company's only other executive officer, Leo Lund who serves as Chief Financial Officer and Chairman of the Board, is less than $100,000 and is paid him as an independent consultant and not as an employee of the Company.

                                       SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                  Annual Compensation
                                  -------------------                     Awards
                                                                  ----------------------
                                                                         Securities
       Name and               Fiscal                                     Underlying             All Other
  Principal Position         Year(1)    Salary($)    Bonus($)            Options (#)         Compensation($)
  ------------------         -------    ---------    --------            -----------         ---------------
     Toby Jensen,              1996      90,399       9,540                15,000                  --
    President and              1995      83,649       9,940                10,000                 800(2)
Chief Executive Officer        1994      78,500       7,900                 5,000                 900(2)


------------------

(1) The Company's fiscal year begins on October 1 and ends on September 30 each year.

(2)      Contribution under the Company's 401(k) Profit Sharing Plan.

         The following table sets forth information relating to stock options granted to the executive officer named in the Summary Compensation Table under the Company's stock option plans during the Fiscal 1996.

                                           OPTION GRANTS IN FISCAL 1996

                                          Individual Grants
          -------------------------------------------------------------------------    Potential Realizable Value at
                             Number of     % of Total                                     Assumed Annual Rates of
                            Securities      Options                                     Stock Price Appreciation for
                            Underlying     Granted to      Exercise or                           Option Term
          Name               Options       Employees       Base Price    Expiration    -----------------------------
          ----              Granted(#)   in Fiscal 1996    ($/share)        Date            5%               10%
                            ----------   --------------    ---------        ----       ----------        -----------

Toby Jensen                  5,000(1)          9%           $0.6375          (1)          $1,757          $4,328


-------------------

(1) The options for the purchase of 5,000 shares of common stock were granted to Mr. Jensen on May 4, 1988, expiring April 1, 1989. Effective March 31, 1989, the Company extended the exercise period for these options until April 1, 1996. Effective March 31, 1996, the Company extended the exercise period for these options through the closing of the pending Merger with LI Acquisition Corporation, which is scheduled to be completed on or before January 15, 1997 if all of the conditions to the Merger are satisfied or waived. If the Merger is not completed, the Company intends to extend the exercise period for these options for a reasonable period of time.

         The following table sets forth information relating to the exercise of options during fiscal 1996 and unexercised options held as of September 30, 1996 by the executive officer named in the Summary Compensation Table.


                                    AGGREGATED OPTION EXERCISES IN FISCAL 1996
                                                 AND OPTION VALUES

                                                                                      Value of Unexercised
                                                          Number of Unexercised           In-the Money
                               Shares                     Securities Underlying         Options at Fiscal
           Name               Acquired                      Options at Fiscal              Year End ($)
           ----                  on          Value             Year End(#)                Exercisable /
                            Exercise(#)   Realized($)   Exercisable / Unexercisable       Unexercisable
                            -----------   -----------   ---------------------------       -------------
Toby Jensen                   25,000        $37,500             183,000/0                    $522,375

------------------

(1) Based on the average of the bid ($3.25) and ask ($4.00) price per share on September 28, 1996. Mr. Jensen will receive $612,960 for the cancellation of these options effective upon the Merger, and $21,960 of the proceeds from which will be held as part of the Escrowed Funds.

         Of the 550,000 outstanding options to purchase shares of Common Stock ("Options") outstanding as of December 1, 1996, 49,000 Options were originally scheduled to expire before the closing of the Merger, including 5,000 Options held by Mr. Jensen. The Company has agreed to extend the exercise period of such 49,000 Options through the effective time of the Merger. If the Merger is not completed, the Company intends to extend the exercise period for such Options for a reasonable period of time.

                                            TEN-YEAR OPTION REPRICINGS

                                Number of
                                Securities           Market Price of                                    Length of
                                Underlying Options   Stock at Time of   Exercise Price    New           Original Option
                                Repriced or          Repricing or       at Time of        Exercise      Term Remaining
                                Amended              Amendment          Repricing or      Price         at Date of
Name             Date           (#)                  ($)                Amendment         ($)           Repricing or
                                                                        ($)                             Amendment
---------------- -------------- -------------------- ------------------ ----------------- ------------- ---------------
Toby Jensen       3/31/90         10,000             $0.50              $0.6375           $0.6375           (1)
                  3/31/90         15,000             $0.50              $1.00             $1.00             (2)
                  11/30/94        25,000             $1-11/16           $0.75             $0.75             (3)
                  11/30/94        25,000             $1-11/16           $1.00             $1.00             (4)
                  11/30/94        25,000             $1-11/16           $1.25             $1.25             (5)
                  3/31/96          5,000             $2.75              $0.6375           $0.6375           (6)

----------------

(1) Options for the purchase of 10,000 shares of common stock were granted to Mr. Jensen on May 4, 1988, expiring April 1, 1989. Effective March 31, 1990, the Company extended the exercise period for these options until April 1, 1997.

(2) Options for the purchase of 15,000 shares of common stock were granted to Mr. Jensen on May 4, 1988, expiring April 1, 1989. Effective March 31, 1990, the Company extended the exercise period for these options until April 1, 1998.

(3) Options for the purchase of 25,000 shares of common stock were granted to Mr. Jensen on March 27, 1991, expiring December 1, 1994. Effective November 30, 1994, the Company extended the exercise period for these options until December 1, 1998.

(4) Options for the purchase of 25,000 shares of common stock were granted to Mr. Jensen on March 27, 1991, expiring December 1, 1994. Effective November 30, 1994, the Company extended the exercise period for these options until December 1, 1999.

(5) Options for the purchase of 25,000 shares of common stock were granted to Mr. Jensen on March 27, 1991, expiring December 1, 1994. Effective November 30, 1994, the Company extended the exercise period for these options until December 1, 2000.

(6) Options for the purchase of 5,000 shares of common stock were granted to Mr. Jensen on May 4, 1988, expiring April 1, 1989. Effective March 31, 1989, the market price of the common stock was $0.625 and the Company extended the exercise period for these options until April 1, 1996. Effective March 31, 1996, the Company extended the exercise period for these options through the closing of the pending Merger with LI Acquisition Corporation.


         As a condition to the consummation of Merger (the "Closing"), each holder of Options must deliver before Closing an Option Cancellation Agreement, under which the Options will be canceled in exchange for the following payment:, At the Closing, PAC will cause the Company to purchase each Option in exchange for a cash payment equal to the product of (a) the difference (if positive) between $4.12 and the price at which the holder of such Option could purchase each share of Common Stock to which such Option relates, multiplied by (b) the number of shares of Common Stock subject to such Option as if such Option was then fully exercisable, less (y) the product of $0.12, representing the pro rata portion of the Escrowed Funds allocable to each share of Common Stock subject to such Option, multiplied by the number of shares referenced in clause (b) above, and further less (z) any taxes required to be withheld. Pursuant to such an agreement, at Closing Mr. Jensen is to receive $612,960 (less an aggregate amount of $21,960 to be held as part of the Escrowed Funds) and Mr. Lund is to receive $862,169 (less an aggregate amount of $30,360 to be held as a part of the Escrowed Funds).

         DIRECTOR COMPENSATION. Directors who are not employees of the Company are reimbursed by the Company for expenses incurred as directors. Although, the Company does not currently pay directors' fees, the Company has agreed to pay the two members of a Special Committee of the Board of Directors (formed to negotiate and evaluate the Merger Agreement on behalf of the Board) a fee of $15,000 each upon the closing of the Merger in consideration for their assistance in the negotiation of the Merger Agreement and consummation of the Merger.

         EMPLOYMENT AGREEMENT. When negotiations commenced concerning the Merger with PAC, the Company did not have employment agreements with its executive officers. However, as a condition to proceeding with the Merger, PAC requested that the Company enter into an employment agreement with Mr. Jensen, which will become effective upon the Closing of the Merger. Under that agreement dated September 30, 1996, Mr. Jensen will serve as the Company's President for three years and receive an annual base salary of $120,000 and become eligible for a bonus of up to $75,000, payable by November 15, 1997, based on the Company obtaining performance levels established by the Board of Directors elected by PAC after the Closing of the Merger. Mr. Jensen will also receive an additional one-time bonus of $75,000 upon the Closing of the Merger. Under the employment agreement, Mr. Jensen has agreed that during the term of the agreement and for two years following the termination or expiration of the agreement he will not without the prior written consent of the Company (i) become financially interested in (subject to certain limitations) or be employed as a consultant, officer, director or executive or managerial employee of a business which competes with the Company, (ii) solicit to a business that competes with the Company persons or entities who were customers of the Company during the term of the employment agreement, or (iii) solicit or hire to a business that competes with the Company the Company's employees. If the employment agreement is terminated by the Company after the Merger without cause, the Company would pay Mr. Jensen a severance payment equal to the base salary payable during the remaining term of the agreement. The employment agreement with Mr. Jensen takes effect only if the Merger is successfully completed.

         CONSULTING ARRANGEMENT. Leo Lund performs consulting services for the Company and serves as its Chief Financial Officer and Chairman of the Board of Directors, as an independent contractor and not as an employee of the Company. The Company currently pays Mr. Lund consulting fees of approximately $2,100 per month for his services. In consideration of Mr. Lund's consulting services to the Company, commencing in 1989 and ending in 1993 the Company also granted Options to Mr. Lund for the purchase of an aggregate of 253,000 shares of Common Stock at a weighted average exercise price of $0.71 per share. All of these Options are currently outstanding and will be canceled upon the closing of the Merger. See "Certain Relationships and Related Transactions Treatment of Options." Mr. Lund has also entered into a noncompetition and confidentiality agreement to take effect upon the Closing of the Merger pursuant to which Lamcor will be required to make a one-time payment of $58,400 to Mr. Lund.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; REPORT ON EXECUTIVE COMPENSATION. There are no interlocks with other companies among any of the officers or directors of the Company. The Company does not have a compensation committee of the Board of Directors. The compensation of the Company's President and Chief Executive Officer is determined by Leo Lund, the Chairman of the Board, based on Mr. Lund's review of Lamcor's performance as it relates to increases in gross sales and profit margins as well as market conditions. The consulting fees paid to Mr. Lund for his services as Chief Financial Officer and as a consultant to the Company are determined by Toby Jensen, the Company's President and Chief Executive Officer.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Common Stock as of December 4, 1996, by (i) by each person or group that is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its Common Stock, (ii) each of the executive officers and directors of the Company and (iii) all executive officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon information furnished by such persons to the Company.

                                                   Amount and Nature of           Percent of
                                                   Beneficial Ownership       Outstanding Shares
                                                   --------------------       ------------------
Name
----

Christopher Elliott                                         156,333                  11.3%
4900 First Bank Place
601 Second Avenue South
Minneapolis, Minnesota  55402

Toby Jensen                                           253,050(1)(2)                  16.2%
P.O. Box 70
Highway 169 North
Le Sueur, Minnesota  56058

Susan Jones                                            10,000(1)(3)                      *
18546 Vista Del Sol
Dallas, Texas  75287

Leo Lund                                              407,000(1)(4)                  24.9%
P.O. Box 70
Highway 169 North
Le Sueur, Minnesota  56058

David Stewart                                             14,400(1)                     1%
4900 First Bank Place
601 Second Avenue South
Minneapolis, Minnesota  55402

Kathy Young                                                 229,520                  16.6%
4900 First Bank Place
601 Second Avenue South
Minneapolis, Minnesota  55402

All directors and executive officers as a group          840,783(5)                  46.1%
(5 persons)

-------------------------
*        Less than 1%.

(1) These outstanding shares are subject to a Shareholder Voting Agreement dated September 30, 1996, which requires that such shares be voted in favor of the Merger. At the request of PAC and as a condition to PAC's willingness to enter into the Merger Agreement, certain officers and directors who together own 253,450 shares of Common Stock or 18.3% of the outstanding shares as of November 25, 1996, have entered into a Shareholder Voting Agreement pursuant to which each of them has agreed to vote for approval and adoption of the Merger Agreement. Each of the shareholders who have signed a Shareholder Voting Agreement has also agreed not to: (i) transfer their shares of Common Stock other than in the Merger or other than to a family member or charitable institution who agrees to comply with the Shareholder Voting Agreement, (ii) grant a proxy with respect to such shares, other than in connection with the approval of the Merger, (iii) dissent to the Merger or (iv) solicit, initiate or encourage the submission of any other takeover proposal concerning the Company. Each Shareholder Voting Agreement grants a proxy to representatives of PAC to vote in favor of the Merger and against a competing transaction for the sale or merger of the Company. The Shareholder Voting Agreements automatically terminate upon the first to occur of (a) the effective time of the Merger or (b) the date on which the Merger Agreement is terminated in accordance with its terms.

(2) Includes 183,000 shares issuable upon the exercise of currently exercisable Options.

(3) Includes 5,000 shares issuable upon the exercise of currently exercisable Options.

(4) Includes 253,000 shares issuable upon the exercise of currently exercisable Options.

(5) Includes 441,000 shares issuable upon the exercise of currently exercisable Options.


Item 13. -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EMPLOYMENT AGREEMENT WITH TOBY JENSEN. When negotiations commenced concerning the Merger with PAC, the Company did not have employment agreements with its executive officers. However, as a condition to proceeding with the Merger, PAC requested that the Company enter into an employment agreement with Mr. Jensen, which will become effective upon the Closing of the Merger. Under that agreement dated September 30, 1996, Mr. Jensen will serve as the Company's President for three years and receive an annual base salary of $120,000 and become eligible for a bonus of up to $75,000, payable by November 15, 1997, based on the Company obtaining performance levels established by the Board of Directors elected by PAC after the Closing of the Merger. Mr. Jensen will also receive an additional one-time bonus of $75,000 upon the Closing of the Merger. Under the employment agreement, Mr. Jensen has agreed that during the term of the agreement and for two years following the termination or expiration of the agreement he will not without the prior written consent of the Company (i) become financially interested in (subject to certain limitations) or be employed as a consultant, officer, director or executive or managerial employee of a business which competes with the Company, (ii) solicit to a business that competes with the Company persons or entities who were customers of the Company during the term of the employment agreement, or (iii) solicit or hire to a business that competes with the Company the Company's employees. If the employment agreement is terminated by the Company after the Merger without cause, the Company would pay Mr. Jensen a severance payment equal to the base salary payable during the remaining term of the agreement. The employment agreement with Mr. Jensen takes effect only if the Merger is successfully completed.

         NONCOMPETITION AND CONFIDENTIALITY AGREEMENT WITH LEO LUND. When negotiations commenced concerning the Merger with PAC, the Company did not have written agreements with its directors, officers or employees concerning restrictions on competition with the Company. In connection with the Merger, PAC requested that the Company enter into a noncompetition and confidentiality agreement with Mr. Lund, which will become effective upon the Closing of the Merger. Under that agreement dated September 30, 1996, Mr. Lund has agreed (i) not to disclose any confidential information concerning Lamcor, (ii) not to compete with the Company or solicit its customers for the purpose of competing for two years after the date of the agreement and (iii) not to solicit the Company's employees to leave the Company for two years after the date of the agreement. In consideration of Mr. Lund's entry into that agreement, Lamcor will pay Mr. Lund after the Closing a one-time payment of $58,400. The agreement with Mr. Lund takes effect only if the Merger is successfully completed.

         TREATMENT OF OPTIONS. Of the 550,000 outstanding options, 49,000 options were originally scheduled to expire before the closing of the Merger, including 5,000 Options held by Mr. Jensen. The Company has agreed to extend the exercise period of such 49,000 Options through the effective time of the Merger. If the Merger is not completed, the Company intends to extend the exercise period for such Options for a reasonable period of time.

         As a condition to the Merger, each holder of Options must deliver before Closing an Option Cancellation Agreement, under which the Options will be canceled in exchange for the following payment. At the Closing, PAC will cause the Company to purchase each option in exchange for a cash payment equal to the product of (a) the difference (if positive) between $4.12 and the price at which the holder of such Option could purchase each share of Common Stock to which such Option relates, multiplied by (b) the number of shares of Common Stock subject to such option as if such option was then fully exercisable, less (y) the product of $0.12, representing the pro rata portion of the Escrowed Funds allocable to each share of Common Stock subject to such option, multiplied by the number of shares referenced in clause (b) above, and further less (z) any taxes required to be withheld. Pursuant to such an agreement, at Closing Mr. Jensen is to receive $612,956 (less an aggregate amount of $21,960 to be held as part of the Escrowed Funds) and Mr. Lund is to receive $862,169 (less an aggregate amount of $30,360 to be held as a part of the Escrowed Funds).

         NO CLAIMS REPRESENTATIONS. As a condition to the Merger, PAC has required that each of the directors and officers of the Company deliver a letter to PAC, stating that such person has no claims against the Company and disclosing any indebtedness of such person to the Company, which must be paid in full as of the effective time of the Merger.

         SHAREHOLDER VOTING AGREEMENTS. At the request of PAC and as a condition to PAC's willingness to enter into the Merger Agreement, certain officers and directors who together own 253,450 shares of Common Stock or 18.3% of the outstanding shares as of November 25, 1996, have entered into a Shareholder Voting Agreement pursuant to which each of them has agreed to vote for approval and adoption of the Merger Agreement. Each of the shareholders who have signed a Shareholder Voting Agreement has also agreed not to: (i) transfer their shares of Common Stock other than in the Merger or other than to a family member or charitable institution who agrees to comply with the Shareholder Voting Agreement, (ii) grant a proxy with respect to such shares, other than in connection with the approval of the Merger, (iii) dissent to the Merger or (iv) solicit, initiate or encourage the submission of any other takeover proposal concerning the Company. Each Shareholder Voting Agreement grants a proxy to representatives of PAC to vote in favor of the Merger and against a competing transaction for the sale or merger of the Company. The Shareholder Voting Agreements automatically terminate upon the first to occur of (a) the effective time of the Merger or (b) the date on which the Merger Agreement is terminated in accordance with its terms.

         INDEMNIFICATION. The Minnesota Business Corporation Act ("MBCA") requires indemnification by the Company of directors, officers and employees for liabilities incurred in that person's official capacity on behalf of the Company, if the person acted in good faith, received no improper personal benefit and reasonably believed that the conduct was in the best interests of the Company. In the case of a criminal proceeding, the person must have had no reasonable cause to believe the conduct was unlawful. Under the Merger Agreement, PAC has agreed to cause the Company to indemnify the present and former directors and officers of the Company for six years after the effective time of the Merger to the extent provided in the MBCA, provided that such present and former directors and officers are determined to have met the applicable standard of care.

         If the Company or any of its successors or assigns (i) reorganizes or consolidates with or merges into or enters into another business combination with any other person or entity and is not the resulting, continuing or surviving corporation or entity of such consolidation, merger or transaction or
(ii) liquidates, dissolves or transfers all or substantially all of its properties and assets to any person or entity, then proper provision will be made so that the successor and assigns of the Company assume the foregoing indemnification obligations.

         FEES PAYABLE TO THE SPECIAL COMMITTEE AND FINANCIAL ADVISOR. The Special Committee of the Company's Board of Directors was formed on June 12, 1996 to evaluate and negotiate the Merger Agreement and related transactions on behalf of the Board of Directors. Messrs. Elliott and Stewart, who are not employees or officers of the Company, were unanimously appointed by the Board of Directors to serve as the sole members of the Special Committee because they are located in Minneapolis, Minnesota. The only other outside director, Susan Jones, resides in Texas. Ms. Jones was not appointed to the Special Committee but has been available for consultation. Subject to the Closing of the Merger, Messrs. Elliott and Stewart will each receive from the Company a fee of $15,000 at Closing for their services on the Special Committee. In addition, the Company has reimbursed Messrs. Elliott and Stewart for travel and other out-of-pocket expenses incurred on behalf of the Company. R. J. Steichen & Company will be paid a fee upon the consummation of the Merger equal to 1.0% of the aggregate consideration received by the shareholders of the Company.

         ACQUISITION OF PAC STOCK. Toby Jensen, Mark Steele and Timothy LaBonte, who are each employees and officers of the Company, have expressed a desire to acquire shares of the capital stock of PAC, and PAC has offered to accept shares of Common Stock currently held by Messrs. Jensen, Steele and LaBonte in exchange for shares of the capital stock of PAC, with the Common Stock valued per share in the exchange no greater than the initial Merger Consideration. If this offer is accepted by any such officer, such officer will transfer to PAC his shares of Common Stock to PAC prior to Closing in exchange for capital stock of PAC.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the fiscal years ended September 30, 1996, 1995 and 1994.

                  (b) No report was filed on Form 8-K during the fourth quarter of fiscal 1996.

                  (c) See Exhibit Index following this Report.

                  (d) All schedules are omitted because they are not required or not applicable or the information is shown in the consolidated financial statements or notes thereto.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 27, 1996               LAMCOR, INCORPORATED



                                      By   /s/ Toby Jensen
                                         --------------------------------
                                           Toby Jensen,
                                           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leo Lund                  Chairman of the Board, Secretary,     December 27, 1996
---------------------------   Chief Financial Officer and Director
Leo Lund                      (Principal Financial Officer and
                              Principal Accounting Officer)


/s/ Toby Jensen               President and Director                December 27, 1996
---------------------------   (Principal Executive Officer)
Toby Jensen


/s/ Christopher Elliott       Director                              December 23, 1996
---------------------------
Christopher Elliott


/s/ Susan Jones               Director                              December 27, 1996
---------------------------
Susan Jones


/s/ David Stewart             Director                              December 27, 1996
---------------------------
David Stewart



                                  EXHIBIT INDEX


Exhibit Number

2.1 Agreement and Plan of Merger dated September 30, 1996 among the Company, PAC and Sub

3.1              Articles of Incorporation of the Company, as amended

3.2 Proposed Amended and Restated Articles of Incorporation of the Company, as submitted to the shareholders for approval at a special meeting of shareholders to be held on December 31, 1996

3.3              Amended and Restated Bylaws of the Company

4.1              Specimen form of the Company's Common Stock certificate

4.2              Form of Shareholder Voting Agreement

4.3              Form of Escrow Agreement

10.1             Stock Option Plans

10.2             Employment Agreement with Toby Jensen

10.3             Noncompetition Agreement and Confidentiality Agreement with
                 Leo Lund

10.4             Form of Option Cancellation Agreement

10.5             Form of Promissory Notes for bank loans

10.6             Form of Agreement with Magnum Industriesp

11.1             Computation of Earnings Per Share.

13.1             [This Report on Form 10-K constitutes the 1996 Annual Report to
                 Shareholders]

21.1             Subsidiaries

27               Financial Data Schedule